Form 10-Q
period 2021-04-30
WARPSPEED TAXI INC.
filed 2021-06-14
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 333-252505

WarpSpeed Taxi Inc.

(Exact name of registrant as specified in its charter)

Wyoming	85-3978107
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9436 W. Lake Mead Blvd., Ste. 5-53

Las Vegas NV 89134-8340

(Address of principal executive offices) (Zip Code)

(702) 805-0632

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

242,040,000 shares of common stock are issued and outstanding as of June 2, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

WARPSPEED TAXI INC.

BALANCE SHEET

April 30, 2021
$
ASSETS

Current assets:
Cash	30,769
Total current assets	30,769
Fixed assets:
Software	302,411
Total Fixed assets	302,411

Total assets	333,180

LIABILITIES & STOCKHOLDER'S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	47,984
Due to related Parties	10,000
Total current liabilities	57,984

Long term liabilities:
Notes payable	250,000
Total long term liabilities	250,000

Total Liabilities	307,984

STOCKHOLDER'S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 242,040,000 issued and outstanding as of April 30, 2021	44,900
Accumulated Other Comprehensive Income	-
Deficit accumulated	(19,704)
Total stockholder’s equity	25,196

Total liabilities and stockholder’s equity	333,180

(The accompanying notes are an integral part of these interim financial statements)

WARPSPEED TAXI INC.

STATEMENT OF COMPREHENSIVE LOSS

For the period from February 1, 2021 to April 30, 2021

April 30, 2021
$
Expenses
General and administrative	18,100
Net Loss	(18,100)

Total Comprehensive Loss	(18,100)

Net loss per share – basic and diluted	(0.00)

Weighted average shares outstanding – basic and diluted	242,040,000

(The accompanying notes are an integral part of these interim financial statements)

WARPSPEED TAXI INC.

STATEMENT OF STOCKHOLDER'S EQUITY

For the period from February 1, 2021 to April 30, 2021

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Balance, January 31, 2021	241,000,000	24,100	-	(1,604)	22,496

Common stock issued for cash on April 12, 2021	1,040,000	20,800		-	20,800

Other Comprehensive Income	-	-	-	-	-
			-	-
Net Loss	-	-	-	(18,100)	(18,100)
				-
Closing Balance on 30th April 2021	242,040,000	44,900	-	(19,704)	25,196

(The accompanying notes are an integral part of these interim financial statements)

WARPSPEED TAXI INC.

STATEMENT OF CASH FLOWS

For the period from February 1, 2021 to April 30, 2021

For the Period
Ended
April 30, 2021
$
Cash flows from operating activities
Net loss for the period	(18,100)
Change in operating assets and liabilities
Prepayments & deposits	10,000
Accounts payable and accrued liabilities	16,235
Net cash used in operating activities	8,135
Cash flows from investing activities
Software Development -WIP	(2,411)
Net cash used in investing activities	(2,411)

Cash flows from financing activities
Proceeds from issuance of common stock	20,800
Net cash provided by financing activities	20,800

Change in Cash	26,524

Cash – beginning of period	4,245

Cash – end of period	30,769

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these interim financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

April 30, 2021

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July 31.

The Company entered into an asset purchase agreement to acquire the WarpSpeed Taxi computer and mobile device application in its current state of development for cash payments totaling $50,000 plus the issuance of a promissory note for $250,000 that is payable on demand any time after December 31, 2023. The note bears simple interest at a rate of 5% per annum and is unsecured. The Company may pay this note early without penalty. The Company must pay the vendor an additional $40,000 upon the vendor’s delivery of a working prototype of the application.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $19,704 as at April 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. Operating results for the nine-month period ended April 30, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2021.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements from the previous interim financial statement filing.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

On December 30, 2020, the Company issued 141,000,000 shares of common stock for total cash proceeds of $14,100 to the Company’s parent company.

On January 26, 2021, the Company issued 100,000,000 shares of common stock for total cash proceeds of $10,000 to one of its directors.

On April 22, 2021, the Company issued 1,040,000 shares of common stock to 36 subscribers for total cash proceeds of $20,800.

At April 30, 2021, there were no issued and outstanding stock options or warrants.

5. RELATED PARTY TRANSACTIONS

In the period from the Company’s inception on November 18, 2020 to April 30, 2021, the Company received $10,150 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

Background

We were incorporated on November 18, 2020 under the laws of the state of Wyoming. We are a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”. A ride-hailing service, also known as app-taxi, e-taxi, or a mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travelers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery.

From our inception on November 18, 2020 to April 30, 2021, we have had limited operating activities primarily consisting of the incorporation of our company, the completion of our initial equity funding by our parent company and our directors, the acquisition of the WarpSpeed Taxi computer application, the filing of a registration statement with the Securities & Exchange Commission, which was declared effective on March 9, 2021, the sale of shares of our common stock pursuant to our registration statement, and the filing of an application with FINRA for our shares to be quoted for trading on the OTC Markets.

Results of Operations

We did not earn any revenues from February 1, 2021 to April 30, 2021.

We incurred expenses in the amount of $18,100 for the period from February 1, 2021 to April 30, 2021, which consisted entirely of general and administrative expenses including $10,000 in legal fees that we incurred in connection with the preparation and filing of our registration statement with the Securities & Exchange Commission.

Liquidity and Capital Resources

At April 30, 2021, we had a cash balance of $30,769 and liabilities totaling $307,985. Our expenditures over the next 12 months are expected to be approximately $178,055.

We do not have sufficient current cash to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission or to fund our plan of operation. We must raise a minimum of $178,055 to complete our plan of operation for the next 12 months. We anticipate our costs of being a reporting company to be approximately $7,500 annually in connection with our public filings that will have to be made on a quarterly basis. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation.

Cash Flows from Operating Activities

For the three-month period ended April 30, 2021, net cash flows related to operating activities of $8,135 consisting of a net loss of $18,100 that was offset by a prepayment of $10,000 for legal fees and $16,235 in accounts payable and accrued liabilities that did not impact our cash position.

Cash Flows from Investing Activities

We used $2,411 net cash in investing activities during the three-month period ended April 30, 2021 in order to fund WarpSpeed Taxi computer application development costs.

Cash Flows from Financing Activities

We have financed our operations primarily through the issuance of our shares. During the three-month period ended April 30, 2021, we received $20,800 in proceeds from the sale of 1,040,000 shares of our common stock pursuant to our registration statement that we filed with the Securities & Exchange Commission.

GOING CONCERN CONSIDERATION

We have not generated any revenues since inception. As of April 30, 2021, we had accumulated losses of $19,704. Our independent auditor included an explanatory paragraph in his report on our audited financial statements for the period ended December 31, 2021 regarding concerns about our ability to continue as a going concern. Our financial statements for that period contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

CHANGES AND DISAGREEMENT WITH ACCOUNTANTS

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety

Not Applicable

Item 5. Other Information

None.

PART II

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WarpSpeed Taxi Inc.

Dated: June 9, 2021	By: /s/ Mohammed Irfan Rafimiya Kazi Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, and director

Dated: June 9, 2021	By: /s/ Kateryna Malenko Kateryna Malenko
Chief Financial Officer