Form 10-K
period 2021-07-31
WARPSPEED TAXI INC.
filed 2021-10-15
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50693

WARPSPEED TAXI INC.

(Name of Registrant as Specified in Its Charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	85-3978107 (I.R.S. Employer Identification No.)

9436 W. Lake Mead Blvd., Suite 5-53, Las Vegas, Nevada (Address of Principal Executive Offices)	89134 (Zip Code)

(702) 805-0632

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $20,800 based on the price at which the common stock was last sold prior to July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2021 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1. Business.

General Development of Business

We were incorporated on November 18, 2020 under the laws of the State of Wyoming.

We intend to complete the development of and operate a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”. A ride-hailing service, also known as app-taxi, e-taxi, or a mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travelers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery.

We acquired the WarpSpeedTaxi application in its current phase of development from a private Wyoming corporation for total consideration of $300,000 payable in stages. Our acquisition of the application includes a 100% interest in all software comprising the application, as well as the corresponding website domain, content, and all incorporated technology. We will jointly own the operational data and databases relating to the application with the vendor. However, the vendor is not permitted to use the data for any purpose that competes directly or indirectly with our use and operation of the application for ride-hailing and food delivery.

To date, we have paid the vendor $10,000. We owe the vendor an additional $40,000 upon its delivery of a working prototype of the application to us, which development we will fund. We anticipate that we will need to spend an additional $10,000 in order to complete the computer application. We have also issued the vendor a promissory note for the balance of the purchase price of $250,000, which is due upon demand provided that the vendor cannot demand payment of the note until after December 31, 2023. The note bears simple interest at a rate of 5% per year. There is no penalty if we decide to pay the note at any time prior to December 31, 2023.

We anticipate that our WarpSpeedTaxi application will allow customers to hire a standard and luxury motor vehicles via a smartphone or personal computer for both one-way and round-trips with the price based on the distance travelled and the current level of demand for vehicles. In addition to transporting passengers, the application may also be used for deliveries of goods from restaurants, grocery stores, and other businesses that typically utilize local vehicle courier services.

Customers will use the application to request a ride or the delivery of goods. Drivers that we recruit and approve, through confirmation of no criminal record, a clean driving history, and access to a suitable insured vehicle, will act as independent contractors and set their own work hours. They will connect with customers via our application, pick up customers or goods to be delivered in accordance with the customer’s request, and then drive the customers or goods to their destination. Customers will pay for the transportation through the application by way of credit card. Drivers will receive payments for each ride or delivery they complete via a weekly direct deposit to their bank accounts.

When a customer uses the WarpSpeedTaxi application for ride-hailing, we will charge the customer a flat fee of approximately $2.00 for each ride plus an amount for each mile that the customer travels. The amount for each mile will vary depending on the city in which the customer is located. It will be higher in more densely populated cities where traffic moves relatively slowly and lower in less densely population cities will less traffic congestion. Additionally, we will charge customers an additional premium during busy times when customer demand exceeds the number of available drivers. This increase in pricing is intended to incentivize drivers to work during peak demand times since they will receive greater compensation. In order to encourage drivers to work as independent contractors for us, we will initially retain 15% of all revenue that a customer pays for a ride with the remaining 85% compensating the driver for his or her time and vehicle expenses. Drivers will also retain 100% of all tips that customers provide them. Over time, when we have established a market for our services, we may adjust this percentage so that we retain a greater percentage of revenue.

When a restaurant uses the food delivery service feature of our WarpSpeedTaxi application, we will charge restaurants between 5% and 15% of their order revenue, subject to a set minimum amount, depending on the amount of business that we receive from delivery orders of their food through our application. From these proceeds, we will pay our drivers a base fee for deliveries that depend on the distance that they must travel to pick up the food and deliver it to the customer. In addition, the driver will retain any tips that the customer provides.

Impact of COVID-19 Pandemic

The COVID-19 pandemic is likely to impact our ability to conduct our business as planned. Our ability to successfully develop our business is subject to uncertainties surrounding the duration and severity of the pandemic, including the efficacy and availability of vaccines, the effectiveness of vaccines on limiting or eliminating the spread of the COVID-19 virus including current virus variants and those that may emerge in the future.

While the demand for food delivery services has increased since the beginning of the pandemic, the demand for ride hailing has decreased. Two of the largest competitors in the sector, Uber and Lyft, have reported that their ridership has dropped by between 70% and 80% during the pandemic and have suffered large losses as a result despite the increase in food delivery services. We cannot predict whether these trends will continue and what impact they may have on our ability to generate revenue and eventually enjoy profitable operations.

The continued prevalence of COVID-19 nationally and globally could have an adverse impact on our business, operations, and financial results. The related disruptions that we may experience include a decrease in demand for ride hailing services due to customers wanting to avoid potential exposure to our drivers, increased unwillingness of drivers to risk interacting with customers in the confined environment of motor vehicles, restrictions on our drivers’ ability to access certain areas due to imposed restrictions, and restrictions that we must impose on drivers and customers in order to ensure their safety.

The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital. The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the pandemic and different COVID variants, the implementation or recurrence of shelter in place or similar orders in the future, its impact on the financial markets in which we operate, new information that may emerge concerning the severity of the virus, and the related impact on consumer travel and demand for delivery services. This uncertainty could increase the likelihood that our business fails.

Market Opportunity

According to Statista (2020), the global ride hailing and taxi market is projected to reach almost $260 billion in 2021 with 1.47 billion registered users, with an expected annual growth of 18.8% from 2020 to 2025, resulting in a projected market value of about $386 billion by 2025. User penetration is 19.3% in 2020 and is expected to hit 20.8% by 2025.

A number of factors contribute to driving the growth of the ride-hailing market:

Increasing Smartphone and Internet Penetration: As ride sharing is an internet-enabled service, internet connectivity is the basic requirement for availing ride sharing services in any part of the world. The users are required to download an application on their smartphone and use data services to access the app and other navigation and information services related to it. Internet connectivity is also needed for navigation, telematics, and vehicle-to-vehicle communication. According to the International Telecommunication Union, approximately 81% of the population in developed countries uses the internet. On the other hand, 40% of individuals in developing countries have access to the internet through that rate is increasing rapidly.

On-demand transportation services: On-demand transportation services are characterized by flexible routing and ad-hoc scheduling of private vehicles offering personal transport experiences to the general public by picking up or dropping off passengers or goods at locations of the customer’s choice. On-demand ride-hailing services ensure that customers can accurately locate the vehicles, track their journey, and offer safety to the occupants. The proliferation of such services across countries is expected to significantly drive market growth.

Increase in Cost of Vehicle Ownership: The cost of owning a personal vehicle has increased with rising fuel prices over time and an increase in finance, insurance, and vehicle registration costs. Maintenance costs, which include the repair of parts and accessories and labor charges, have also increased and added to the overall cost of vehicle ownership. Also, with the introduction of strict emission norms, vehicles need better, advanced, and costly after treatment devices. These factors have increased the cost of vehicle ownership, which in turn has increased the popularity of ride sharing services.

Lower rate of car ownership among millennials: Due to vehicle ownership costs and personal preferences, the rate of vehicle ownership among millennials and subsequent generations reaching the legal driving age is low compared to older generations. The millennials are choosing practical, smartphone accessible transport options that are simple, flexible, and comparatively inexpensive. Thus, it is anticipated that successive generations that reach the legal driving age will opt for ride hailing options given their assessment of costs and their relative familiarity with using smartphone-based applications.

We plan to commence our ride-hailing operations in the United States. Due to a large number of market vendors based in the U.S., the country hosts most of the major innovators and investors in the sector. The United States is one of the early adopters of the business model, which provides consumer familiarity with the services we intend to offer. North America accounted for a global ride-hailing market share of more than 35% in terms of revenue in 2018. This is attributed to the fact that most ride-hailing companies operating in the industry were incorporated in U.S. High demand for public transportation in cities like New York, Chicago, San Francisco, and Seattle, is contributing to market growth.

The overall size of the ride hailing and ride sharing market in North America is growing with 36% of U.S. adults using the service in 2018 compared to 15% in 2015. According to Accenture, nearly two-thirds (63%) of the US car owners who use ride-hailing services say that they would consider giving up their vehicles over the next decade in favor of ride-hailing. Based on a survey of more than 1,000 US consumers, Accenture found that consumer satisfaction with ride-hailing companies is very high, at 92%, and that the vast majority (93%) of the respondents expect to maintain or increase their spending on ride-hailing services. Ride-hailing usage has increased across most demographic groups, but adoption figures continue to vary by age, educational attainment, and income level. For example, roughly half of Americans ages 18 to 29 (51%) say they have used a ride-hailing service, compared with 24% of those ages 50 and older. Those whose annual household income is $75,000 or more are roughly twice as likely as those earning less than $30,000 to have used these services. Subject to the successful launch of our WarpSpeedTaxi app in the United States, we intend to expand our operations to other markets, including Europe, Canada, and Australia.

Emerging Growth Company Status

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1. on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2. on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3. on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4. the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1. it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2. It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3. It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1. Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2. Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3. Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4. Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5. The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Competition

There is intense competition between traditional taxi companies and ride-hailing services. Companies providing ride-hailing services are transitioning from providing traditional taxi services to additional services, such as ride sharing and food and consumer goods delivery, in order to expand the overall market for transportation services.

The ride-hailing market is quite fragmented as there is high competition in the market among major players. Since this market is expanding, new entrants are emerging as well. We will compete with other ride-hailing companies, including Uber, Lyft, Door Dash, and Grubhub that are well-established in North America. In other markets where we may wish to expand, there are also well-established regional companies, such as DiDi (China), Ola (India), Grab (southeast Asia), Bolt (Europe, Africa, and the Middle East), and Cabify (South America). These companies generally have greater financial and technical resources, industry expertise, and managerial capabilities than we do. Most of our competitors benefit from established brand awareness with current and prospective customers.

We believe that industry competition for customers is primarily based on brand recognition, marketing, price, and quality of service. We hope to be able to compete effectively based on these factors though we primarily hope to develop a niche market by providing lower commission charges to restaurants that agree to utilize our food delivery services and by developing underexplored markets, such as businesses that use local courier services for non-food deliveries and rely on traditional vehicle courier companies.

Compliance with Government Regulations

We will be subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, tobacco, pharmaceuticals and controlled substances, hazardous substances, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

Other proposed changes to laws and regulations related to our industry include a proposed rule under consideration by the New York State Liquor Authority that would limit fees that can be charged by food delivery facilitation services and proposed legislation in California and other states that would require third-party grocery services to maintain minimum liability insurance.

We will also be subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services, and increase the cost of providing online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.

We anticipate that a significant amount of our operations will be conducted in India due to relative low labor costs. There are no governmental regulations specifically relating to services that we intend to provide within India. Foreign corporations, such as us, are authorized to conduct business in India; however, they are required to comply with domestic business laws and regulations, including those relating to occupational health and safety, and minimum wage requirements. We do not anticipate that these regulations will have a significant adverse impact on our operations or cause us to incur significant expenses related to compliance.

Employees

We have no employees as of the date of this prospectus. We have retained independent contractors to complete the development of our WarpSpeedTaxi application.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is 9436 W. Lake Mead Blvd., Ste. 5-53, Las Vegas NV 89134, for which we pay $15.00 per month, on a month-to-month basis.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock do not trade on any recognized stock exchange or quotation system. We have retained a market maker that has filed an application on our behalf to commence trading on OTC Markets. However, there is no guarantee that FINRA will approve the application and that a trading market will develop for our shares.

As of August 16, 2021, there were approximately 38 beneficial owners of record of our common stock.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and we do not have any current plans to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of our Financial Conditions and Results of Operations.

Introduction

We were incorporated on November 18, 2020 under the laws of the State of Wyoming.

Results of Operations for Fiscal 2021

From our incorporation on November 18, 2020 to our fiscal year end of July 31, 2021, we did not earn any revenue. During the fiscal year ended July 31, 2021, we incurred net loss of $20,165 consisting entirely of general and administrative fees.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Liquidity and Capital Resources

As of July 31, 2021, our current assets consisted of $17,194 in cash and $35,000 in prepayments and deposits and our total liabilities were $331,593, which consisted of accounts payable of $81,593 and accrued liabilities and a note payable of $250,000 to the vendor of the WarpSpeed Taxi computer application. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2021, net cash used in operating activities was $276,428 consisting of our net loss for the period and prepayments and deposits at period end, adjusted for accounts payable of $81,593 and a note payable of $250,000.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2021, we used $304,134 in investment activities consisting of a $300,000 investment in software and software development costs of $4,134 related to the acquisition and further development of the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2021, cash provided from financing activities was $44,900.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern

Since our incorporation, we have financed our operations through proceeds from the sale of our common stock. We expect to finance operations through the sale of equity for the foreseeable future, as we do not receive significant revenue from our business operations. There is no guarantee that we will be successful in arranging financing on acceptable terms.

Our ability to raise additional capital is affected by trends and uncertainties beyond our control. We do not currently have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor sentiment. Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our auditors are of the opinion that our continuation as a going concern is in doubt. Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base its estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the following estimated useful lives:

Evaluation of Long-Lived Assets

We review property and equipment for potential impairment whenever significant events or changes in circumstances indicate the carrying value may not be recoverable in accordance with the guidance in ASC 360-15-35 “Impairment or Disposal of Long-Lived Assets”. An impairment exists when the carrying amount of the long-lived assets is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If an impairment exists, the resulting write-down would be the difference between the fair market value of the long-lived asset and the related net book value.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Warpspeed Taxi Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Warpspeed Taxi Inc and the related statements of income, stockholders equity and cash flow for the period November 18, 2020 - July 31, 2021. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama

Jack Shama, CPA

August 27, 2021

I have served as the company’s auditor since January 2021.

WARPSPEED TAXI INC.

AUDITED BALANCE SHEET

July 31, 2021

ASSETS

Current assets:
Cash	$17,194
Prepayment & Deposit	35,000
Total current assets	52,194
Fixed assets:
Software	304,134
Total Fixed assets	304,134
Total assets	356,328

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	81,593
Total current liabilities	81,593

Long term liabilities:
Notes payable	250,000
Total long term liabilities	250,000

Total Liabilities	331,593

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 242,040,000 issued and outstanding as of July 31, 2021	44,900
Accumulated Other Comprehensive Income	-
Deficit accumulated	(20,165)
Total stockholder’s equity	24,735

Total liabilities and stockholder’s equity	356,328

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF COMPREHENSIVE LOSS

For the Year Ended July 31, 2021 $
Expenses
General and administrative	20,165
Net Loss	(20,165)

Total Comprehensive Loss	(20,165)

Net loss per share – basic and diluted	(0.00)

Weighted average shares outstanding – basic and diluted	242,040,000

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended July 31, 2021

	Common Stock		Additional Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance as if November 18, 2020	-	-	-	-	-
Common Stock issued for Cash	242,040,000	24,204	20,696		44,900
Other Comprehensive Income	-	-	-	-	-
Net Loss	-	-	-	(20,165)	(20,165)
Closing Balance as if 31st July 2021	242,040,000	24,204	20,696	(20,165)	24,735

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF CASH FLOWS

For the Year Ended July 31, 2021 $
Cash flows from operating activities
Net loss for the period	$(20,165)
Change in operating assets and liabilities
Prepayments & deposits	(35,000)
Accounts payable and accrued liabilities	81,593
Notes payable	250,000
Net cash used in operating activities	276,428
Cash flows from investing activities
Intangible assets	(300,000)
Software development	(4,134)
Net cash used in investing activities	(304,134)
Cash flows from financing activities
Common stock	44,900
Net cash used in financing activities	44,900

Change in cash	17,194

Cash – beginning of period	-

Cash – end of period	17,194

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAX INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the year ending on July 31, 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July ``31.

The Company entered into an asset purchase agreement to acquire the WarpSpeed Taxi computer and mobile device application in its current state of development for a cash payment of $10,000, an additional payment of $40,000 upon delivery of a working prototype of the application, plus the issuance of a promissory note for $250,000 that is payable on demand any time after December 31, 2023. The note bears simple interest at a rate of 5% per annum and is unsecured. The Company may pay this note early without penalty. The Company must pay the vendor an additional $40,000 upon the vendor’s delivery of a working prototype of the application.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(20,165) as of July 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations for the period presented have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2021, the Company had $17,194 in cash.

Fair Value of Financial Instruments

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active markets;
Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Comprehensive Loss

The Company adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Company’s other comprehensive income represents foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to July 31, 2021, the Company has generated no revenue.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a consolidated financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from November 18, 2020 (inception) through July 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company adopts new pronouncements relating to accounting principles generally accepted in the United States of America applicable to the Company as they are issued, which may be in advance of their effective date.

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

4. INTANGIBLE ASSETS

Intangible assets with a finite life are recorded at cost and are amortized on a straight-line basis over estimated useful lives. Intangible assets with an indefinite life are not amortized and are assessed annually for impairment, or more frequently if indicators of impairment arise. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated to the software. Capitalization of costs incurred in connection with internally developed software commences when both the preliminary project stage is completed and management has authorized further funding for the project, based on a determination that it is probable the project will be completed and used to perform the function intended. Capitalization of costs ceases no later than the point at which the project is substantially complete and ready for its intended use. All other costs are expensed as incurred. Amortization is calculated on a straight-line basis over five years. Costs incurred for enhancements that are expected to result in additional functionalities are capitalized.

As of July 31, 2021, the Company has recorded intangible assets related to software of $300,000. Upon completion, the software will have an estimated useful life of three years.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended July 31, 2021, the Company issued 242,040,000 shares of common stock for total cash proceeds of $44,900.

On July 31, 2021, there were no issued and outstanding stock options or warrants.

6. RELATED PARTY TRANSACTIONS

In the period ended July 31, 2021, the Company received $10,250 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

7. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2021, the Company had net operating loss carry forwards of approximately $1,150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2021.  All tax years since inception remains open for examination by taxing authorities.

8. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2021 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

1.	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name	Position	Age	Term of Office
Mohammed Irfan Rafimiya Kazi	President, CEO, and Director	43	November 18, 2020 to present
Kateryna Malenko	CFO, Secretary and Director	30	November 18, 2020 to present

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Mohammed Irfan Rafimiya Kazi has acted as our President, C.E.O., C.F.O., and a director since our inception in November 2020. He also has acted as President, CEO, C.F.O., and as a director of our parent company, Cyber Apps World Inc. since March 10, 2020. Cyber Apps World Inc. is involved in the development of mobile applications for commercial and consumer use, and is currently developing a consumer product price comparison website. From January 2012 to February 2020, Mr. Kazi acted as a website developer and technical manager for various companies, including Nuclear Power Corporation of India, E-Digix Technologies Pvt. Ltd., and Virtual Height IT Services Pvt. Ltd., all of which are based in India. He earned a Bachelor of Computer Application degree from Farah Institute of Computer Science in Hyderabad in 2003.

Kateryna Malenko has acted as our Secretary and a director since our inception in November 2020. She has also acted as Secretary and a director of our parent company, Cyber Apps World Inc. since November 2, 2018. She has been self-employed as an independent sales and business development consultant involved in online marketing since 2011. In June 2011, Ms. Malenko graduated from Kharkiv Business Academy with a Bachelor’s Degree in Business Administration. After graduation, she took an additional course in programming and website development at Kiev State Polytechnical University in 2015 and 2016. In 2011, Ms. Malenko worked as a junior business consultant at MMS Group LTD in Kiev, Ukraine and then a project manager for the same company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2021, all such filing requirements applicable to its officers and directors were complied with, except that Kateryna Malenko was required to file a Form 3 with respect to her shareholdings.

Code of Ethics

We have not adopted a Code of Ethics that governs the conduct of our officer.

Audit Committee

We do not have a formal audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation.

The following table sets forth the compensation paid by us since our incorporation to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Mohammed Ifran Rafimiya Kazi President and CEO	2021	0	0	0	0	0	0	0	0
Kateryna Malenko CFO and Secretary	2020	0	0	0	0	0	0	0	0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Our directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director service contracts.

Change of Control

We do not have any pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 15, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	Of Class
Common	Mohammed Irfan Rafimiya Kazi	Nil	0.0%
Stock	President, C.E.O., C.F.O. and director
	9436 W. Lake Mead Blvd., Ste. 5-53
	Las Vegas, NV 89134-8340

Common	Kateryna Malenko	100,000,000	41.32%
Stock	Secretary and director	shares
	9436 W. Lake Mead Blvd., Ste. 5-53
	Las Vegas, NV 89134-8340

Common	Cyber Apps World Inc.[1]	141,000,000	58.25%
Stock	9436 W. Lake Mead Blvd., Ste. 5-53	shares
	Las Vegas, NV 89134-8340

Common	All Officers and Directors	241,000,000	99.57%
Stock	as a group that consists of two persons	shares

1 Cyber Apps World Inc. is a reporting issuer that trades on the OTC Markets. Mr. Kazi and Ms. Malenko are the sole directors and officers of Cyber Apps World, Inc. and collectively have authority to vote our shares that Cyber Apps World Inc. owns. Accordingly, we have included the shares that Cyber Apps World, Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

The percent of class is based on 242,040,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 27, 2021, we offered and sold 100,000,000 shares of common stock to Kateryna Malenko who acts as one of our directors and officers. We sold these shares to Ms. Malenko at a price of $0.0001 per share for aggregate proceeds of $10,000.

Otherwise, during the period from our inception to July 31, 2021, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2021 was $2,200

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

There have been no other fees billed by our accountants in the last fiscal year of our Company.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Asset Purchase Agreement*
31.1	Section 302 Certification by Principal Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer and Principal Financial Officer
32.1	Section 906 Certification by Principal Executive Officer
32.2	Section 906 Certification by Principal Accounting Officer and Principal Financial Officer
99.1	Subscription Agreement*

* filed as an exhibit to our registration statement on Form S-1 dated January 28, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARPSPEED TAXI INC.

By: /s/ Mohammed Irfan Rafimiya Kazi

President and Chief Executive Officer

Date: October 15, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mohammed Irfan Rafimiya Kazi

Mohammed Irfan Rafimiya Kazi

(President, Chief Executive Officer and Director)

Date: October 15, 2021

By: /s/ Kateryna Malenko

Kateryna Malenko

(Chief Financial Officer and Principal Accounting Officer)

Date: October 15, 2021