Form 10-Q
period 2021-10-31
WARPSPEED TAXI INC.
filed 2021-12-14
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

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

239,040,000 shares of common stock are issued and outstanding as of December 13, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

	October 31, 2021	July 31, 2021
	$	$
ASSETS

Current assets:
Cash	46,169	17,194
Prepayment & Deposit	35,000	35,000
Total current assets	81,169	52,194
Fixed assets:
Software	554,134	304,134
Total Fixed assets	554,134	304,134

Total assets	635,303	356,328

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	191,907	81,593
Total current liabilities	191,907	81,593

Long term liabilities:
Notes payable	250,000	250,000
Common stock subscribed	204,000	-
Total long term liabilities	454,000	250,000

Total Liabilities	645,907	331,593

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 242,040,000 issued and outstanding as of October 31, 2021	24,204	24,204
Additional Paid in Capital	20,696	20,696
Accumulated Deficit	(55,505)	(20,165)
Total stockholder’s equity	(10,605)	24,735

Total liabilities and stockholder’s equity	635,303	356,328

(The accompanying notes are an integral part of these unaudited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

For the three months period ended October 31, 2021

Expenses
General and administrative	$35,339
Net Loss	(35,339)

Net loss per share – basic and diluted	(0)

Weighted average shares outstanding – basic and diluted	242,040,000

(The accompanying notes are an integral part of these unaudited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months period ended October 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Net Loss	-	-	-	(35,339)	(35,339)
Closing Balance, October 31, 2021	242,040,000	24,204	20,696	(55,505)	(10,605)

(The accompanying notes are an integral part of these unaudited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the three months period ended on October 31, 2021

$
Cash flows from operating activities
Net loss for the period	(35,339)
Change in operating assets and liabilities
Accounts payable and accrued liabilities	110,314
Net cash used in operating activities	74,975
Cash flows from investing activities
Software development	(250,000)
Net cash used in investing activities	(250,000)
Cash flows from financing activities
Common stock subscribed	204,000
Net cash used in investing activities	204,000

Change in cash	28,975

Cash – beginning of period	17,194

Cash – end of period	46,169

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

October 31, 2021

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $(55,505) as at October 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2021 financial statements. Operating results for the nine-month period ended October 31, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2022.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2021.

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

5. RELATED PARTY TRANSACTIONS

In the period from the Company’s inception on November 18, 2020 until the three months ended October 31, 2021, the Company received $10,150 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

6. SUBSEQUENT EVENTS

Subsequent to the fiscal quarter ended October 31, 2021, the Company sold a total of 23,000,000 shares of its common stock at a price of $0.02 each pursuant to its registration statement on Form S-1, as amended.

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

When a customer uses the WarpSpeedTaxi application for ride-hailing, we will charge the customer a flat fee of approximately $2.00 for each ride plus an amount for each mile that the customer travels. The amount for each mile will vary depending on the city in which the customer is located. It will be higher in more densely populated cities where traffic moves relatively slowly and lower in less densely population cities will less traffic congestion. Additionally, we will charge customers an additional premium during busy times when customer demand exceeds the number of available drivers. This increase in pricing is intended to incentivize drivers to work during peak demand times since they will receive greater compensation. In order to encourage drivers to work a independent contractors for us, we will initially retain 15% of all revenue that a customer pays for a ride with the remaining 85% compensating the driver for his or her time and vehicle expenses. Drivers will also retain 100% of all tips that customers provide them. Over time, when we have established a market for our services, we may adjust this percentage so that we retain a greater percentage of revenue.

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

Results of Operations for the Three months Ended October 31, 2021

Our net loss for the three-month period ended October 31, 2021 was $35,339, which consisted entirely of general and administrative fees. We did not generate any revenue during either three-month period in fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2021, our current assets were $81,169 compared to $52,194 at July 31, 2021. The increase in current assets in the current fiscal year is due to subscription proceeds that we generated through our sale of common stock pursuant to our registration statement on Form S-1, as amended.

As at October 31, 2021, our current liabilities were $191,907 compared to $81,593 at July 31, 2021. Current liabilities at October 31, 2021 were comprised entirely of accounts payable and accrued liabilities. Current liabilities increased in the first quarter of the 2021 fiscal as compared to the July 31, 2021 year end due to expenses incurred for software development marketing.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2021, net cash flows used in operating activities were $74,975 consisting of a net loss of $35,339, which was offset by non-cash components of accounts payable, a promissory note payable, and prepayments and deposits.

Cash Flows from Investing Activities

For the period ended October 31, 2021, our cash flows used in investing activities were $250,000, which consisted of the recorded value of our WarpSpeed Taxi computer application of $250,000.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $204,000 in the three-month period ended October 31, 2021 relating to our sale of 10,200,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WarpSpeed Taxi Inc.

Dated: December 13, 2021	By:	/s/ Mohammed Irfan Rafimiya Kazi
Mohammed Irfan Rafimiya Kazi
President, Chief Executive Officer, and director

	By:	/s/ Kateryna Malenko
Kateryna Malenko
Chief Financial Officer, Secretary and director