Form 10-Q
period 2022-01-31
WARPSPEED TAXI INC.
filed 2022-02-23
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-252505

WarpSpeed Taxi Inc.

(Exact name of registrant as specified in its charter)

Wyoming	85-3978107
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2661 Rosanna Drive, Las Vegas NV 89117

(Address of principal executive offices) (Zip Code)

(269) 692-9418

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

239,290,000 shares of common stock are issued and outstanding as of February 22, 2022.

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

The results of operations for the three and six months ended January 31, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

CONDENSED BALANCE SHEET

As of January 31, 2022 and July 31, 2021

	January 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	67,507	17,194
Prepayment & Deposit	15,000	35,000
Total current assets:	82,507	52,194
Fixed assets:
Software	315,151	304,134
Total Fixed assets:	315,151	304,134

Total Assets:	397,659	356,328

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	16,240	81,593
Total current liabilities:	16,240	81,593

Long term liabilities:
Notes payable	-	250,000
Total long term liabilities:	-	250,000

Total Liabilities:	16,240	331,593

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 239,290,000 issued and outstanding as of January 31, 2022, 242,040,000 issued and outstanding as of July 31, 2021, respectively.	23,929	24,204
Additional Paid in Capital	485,971	20,696
Accumulated Deficit	(128,481)	(20,165)
Total stockholder’s equity:	381,419	24,735

Total Liabilities and Stockholder’s Equity:	397,659	356,328

(The accompanying notes are an integral part of these condensed financial statements)

WARPSPEED TAXI INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

For the three and six months ended January 31, 2022

	For the Three Months	For the Six Months
	Ended January	Ended January
	2022	2022
	$	$
Expenses
General and administrative	72,977	108,316
Net Loss	(72,977)	(108,316)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	239,290,000	239,290,000

(The accompanying notes are an integral part of these condensed financial statements)

WARPSPEED TAXI INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

For the six months ended January 31, 2022

	Common Stock		Additional Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Common Stock issued for Cash	23,250,000	2,325	462,675	-	465,000
Cancellation of Shares	(26,000,000)	(2,600)	2,600	-	-
Net Loss	-	-	-	(108,316)	(108,316)
Closing Balance, January 31, 2022	239,290,000	23,929	485,971	(128,481)	381,419

(The accompanying notes are an integral part of these condensed financial statements)

WARPSPEED TAXI INC.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended January 31, 2022

Six Months Ended
January 31, 2022
$
Cash flows from operating activities:
Net loss for the period	(108,316)
Change in operating assets and liabilities:
Prepayment & Deposits	20,000
Accounts payable and accrued liabilities	(65,353)
Notes payable	(250,000)
Net cash used in operating activities:	(403,669)

Cash flows from investing activities:
Software development	(11,017)
Net cash used in investing activities:	(11,017)

Cash flows from financing activities:
Issuance (Redemption) of common stock	-
Proceeds from paid in capital	465,000
Net cash used in financing activities:	465,000

Change in cash	50,313

Cash – beginning of period	17,194

Cash – end of period	67,507

Supplemental cash flow disclosures	-

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these condensed financial statements)

WARPSPEED TAXI INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

January 31, 2022

(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss for the three months ended January 31, 2022 of $72,977, resulting in an accumulated deficit of $128,481 as of January 31, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has selected July 31 as its year-end. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of its financial position and the results of operations have been reflected herein.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of January 31, 2022, the Company had $67,507 in cash.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

During the three-month period ended January 31, 2022, the Company issued 23,250,000 shares of common stock to three shareholders for total cash proceeds of $465,000. The Company also cancelled 26,000,000 shares of common stock for no monetary amount.

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

We were originally incorporated as a subsidiary of Cyber Apps World, Inc. (“Cyber Apps”), a reporting company, and entered into an agreement dated December 20, 2020 to acquire the WarpSpeedTaxi application in its current phase of development from Limitless Projects Inc. (“Limitless”), a private Wyoming corporation, for total consideration of $300,000 payable in stages. Our acquisition of the application was to include a 100% interest in all software comprising the application, as well as the corresponding website domain, content, and all incorporated technology. We would also jointly own the operational data and databases relating to the application with the vendor.

On January 19, 2022, we entered into an agreement whereby we terminated this asset purchase and sale agreement with Limitless due to our inability to make a required payment pursuant to that agreement.

Pursuant to the terms of the termination agreement, Limitless has reimbursed us the $10,000 cash payment that we made to it upon the execution of the original agreement. Additionally, our directors at the time, who were also the directors of Cyber Apps, resigned and appointed Daniel Okelo, the president of Limitless, in their place. Cyber Apps also transferred the 115,000,000 shares of common stock in our capital that it owned to Limitless for consideration of $14,100.

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

When a customer uses the WarpSpeedTaxi application for ride-hailing, we will charge the customer a flat fee of approximately $2.00 for each ride plus an amount for each mile that the customer travels. The amount for each mile will vary depending on the city in which the customer is located. It will be higher in more densely populated cities where traffic moves relatively slowly and lower in less densely population cities will less traffic congestion. Additionally, we will charge customers an additional premium during busy times when customer demand exceeds the number of available drivers. This increase in pricing is intended to incentivize drivers to work during peak demand times since they will receive greater compensation. In order to encourage drivers to work an independent contractor for us, we will initially retain 15% of all revenue that a customer pays for a ride with the remaining 85% compensating the driver for his or her time and vehicle expenses. Drivers will also retain 100% of all tips that customers provide them. Over time, when we have established a market for our services, we may adjust this percentage so that we retain a greater percentage of revenue.

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

We are currently in the beta testing phase of the WarpSpeedTaxi application, which is being conducted in Ahmedabad, India

Results of Operations for the three months and six months Ended January 31, 2022

Our net loss for the three and six-month period ended January 31, 2022 was $72,977 and $108,316, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue during either three- or six-month period in fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2022, our current assets were $82,507 compared to $52,194 on July 31, 2021. The increase in current assets in the current fiscal year is due to subscription proceeds that we generated through our sale of common stock pursuant to our registration statement on Form S-1, as amended.

As of January 31, 2022, our current liabilities were $16,240 compared to $81,593 on July 31, 2021. Current liabilities on January 31, 2022 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased in the second quarter of the 2022 fiscal year as compared to the July 31, 2021 year end because we were able to pay off debt with proceeds from the sale of our shares.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2022, net cash flows used in operating activities were $403,669 consisting of a net loss of $108,316, plus prepayments and deposits of $20,000, payments on our accounts payable and accrued liabilities of $65,353, and the cancellation of our note payable of $250,000.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2022, our cash flows used in investing activities were $11,017, which consisted of the software development costs relating to the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $465,000 in the six-month period ended January 31, 2022 relating to our sale of 10,200,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

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

WarpSpeed Taxi Inc.
Dated: February 22, 2022	/s/ Daniel Okelo Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director