Form 10-Q
period 2022-04-30
WARPSPEED TAXI INC.
filed 2022-06-02
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

239,370,000 shares of common stock are issued and outstanding as of June 2, 2022.

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

The results of operations for the three and nine months ended April 30, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.
UNAUDITED CONDENSED BALANCE SHEET
As of April 30, 2022 and July 31, 2021

	April 30,	July 31,
	2022	2021
	$	$
ASSETS
Current assets:
Cash	10,207	17,194
Prepayment & deposits	15,000	35,000
Total current assets:	25,207	52,194
Fixed assets:
Software	316,360	304,134
Total Fixed assets:	316,360	304,134

Total Assets:	341,568	356,328

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	116,159	81,593
Total current liabilities:	116,159	81,593

Long term liabilities:
Notes payable	-	250,000
Total long term liabilities:	-	250,000

Total Liabilities:	116,159	331,593

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 239,370,000 issued and outstanding as of April 30, 2022, 242,040,000 issued and outstanding as of July 31, 2021, respectively.	23,937	24,204
Additional paid in capital	585,963	20,696
Accumulated deficit	(384,492)	(20,165)
Total Stockholder’s Equity:	225,408	24,735

Total Liabilities and Stockholder’s Equity:	341,568	356,328

(The accompanying notes are an integral part of these unaudited condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months	For the Three Months	For the Nine Months
	Ended April 30	Ended April 30	Ended April 30
	2022	2021	2022
	$	$	$
Expenses:
General and administrative	256,011	18,100	364,326
Net Loss:	(256,011)	(18,100)	(364,326)

Net loss per share – basic and diluted	-0.00	-0.00	-0.00

Weighted average shares outstanding – basic and diluted	239,370,000	242,040,000	239,370,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

For the nine months period ended April 30, 2022 and three months ended April 30, 2021

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, January 31, 2021	241,000,000	24,100	-	(1,604)	22,496
Issuance of common stock	1,040,000	104	20,696	-	20,800
Net Loss	-	-	-	(18,100)	(18,100)
Closing Balance, April 30, 2021	242,040,000	24,204	20,696	-19,704	25,196

Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Issuance of common stock	23,330,000	2,333	562,667	-	565,000
Cancellation of common stock	(26,000,000)	(2,600)	2,600	-	-
Net Loss	-	-	-	(364,326)	(364,326)
Closing Balance, April 30, 2022	239,370,000	23,937	585,963	(384,492)	225,408

(The accompanying notes are an integral part of these unaudited condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months period ended April 30, 2022 and three months ended April 30, 2021

	For the Nine Months	For the Three Months
	Ended April 30	Ended April 30
	2022	2021
	$	$
Cash flows from operating activities:
Net loss for the period	(364,326)	(18,100)
Change in operating assets and liabilities:
Prepayment & deposits	20,000	10,000
Accounts payable and accrued liabilities	34,566	16,235
Notes payable	(250,000)	-
Net cash used in operating activities:	(559,760)	8,135

Cash flows from investing activities:
Software development	(12,226)	(2,411)
Net cash used in investing activities:	(12,226)	(2,411)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	(267)	104
Additional paid in capital	565,267	20,696
Net cash used in financing activities:	565,000	20,800

Change in cash	(6,987)	26,524

Cash – beginning of period	17,194	4,245

Cash – end of period	10,207	30,769

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited condensed financial statements)

WARPSPEED TAXI INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2022

(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a net loss for the three months ended April 30, 2022 of $256,011, resulting in an accumulated deficit of $384,492 as of April 30, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2022, the Company had $10,207 in cash.

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the nine months ended April 30, 2022, the Company issued 23,330,000 shares of common stock to six shareholders for total cash proceeds of $565,000. The Company also cancelled 26,000,000 shares of common stock for no monetary amount.

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

Description of Business

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

We are currently in the beta testing phase of the WarpSpeedTaxi application, which is being conducted in Ahmedabad, India. We have retained an independent contractor, Global Corporate Structural Services Limited., a private company with operations in India, Albania, and the Philippines, to oversee the development, maintenance, and testing of the WarpSpeed Taxi computer application.

Results of Operations for the three months and nine months Ended April 30, 2022

Our net loss for the three and nine-month period ended April 30, 2022 was $256,011 and $364,326, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue during either three- or nine-month period in fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, our current assets were $25,207 compared to $52,194 on July 31, 2021. The decrease in current assets in the current fiscal year is due to operating expenses that we have incurred with the development and testing of our WarpSpeed Taxi application.

As of April 30, 2022, our current liabilities were $116,159 compared to $81,593 on July 31, 2021. Current liabilities on April 30, 2022 were comprised entirely of accounts payable and accrued liabilities. Current liabilities increased in the nine-month period ended April 30, 2022 as compared to the July 31, 2021 year end due to operating costs.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2022, net cash flows used in operating activities were $559,760 consisting of a net loss of $364,326, which was offset by prepayments and deposits of $20,000, payments on our accounts payable and accrued liabilities $34,566, and the cancellation of our note payable of $250,000.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2022, our cash flows used in investing activities were $12,226, which consisted of the software development costs relating to the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $565,000 in the nine-month period ended April 30, 2022 relating to our sale of 23,330,000 shares of common stock at a price of $0.02 and 80,000 shares of common stock at a price of $1.25 pursuant to our registration statement on Form S-1, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of April 30, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WarpSpeed Taxi Inc.

Dated: June 2, 2022	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director