Form 10-K
period 2022-07-31
WARPSPEED TAXI INC.
filed 2022-09-15
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-252505

WARPSPEED TAXI INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	85-3978107
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2261 Rosanna Street Las Vegas, Nevada NV, 89117	89134
(Address of Principal Executive Offices)	(Zip Code)

(702) 802-0474

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $31,681,000.

Number of common shares outstanding as of September 12, 2022 was 239,370,000.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2022 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We originally entered into an agreement dated December 20, 2020 to acquire the WarpSpeedTaxi application in its current phase of development from Limitless Projects Inc. (“Limitless”), a Wyoming corporation for total consideration of $300,000 payable in stages. However, on January 19, 2022, we entered into an agreement whereby we terminated our asset purchase and sale agreement given our inability to make a required payments pursuant to that agreement.

Pursuant to the terms of the termination agreement, Limitless reimbursed us the $10,000 cash payment that we made to Limitless upon the execution of the original agreement. Additionally, our directors at that time, who are also the directors of our parent company, Cyber Apps World, Inc. (“Cyber Apps”), resigned and appointed Daniel Okelo, the president of Limitless, in their place. Cyber Apps has also transferred the 115,000,000 shares of common stock in our capital that it owns to Limitless for consideration of $14,100. As a result of the termination agreement, we own the WarpSpeed Taxi application and Limitless is now our largest shareholder. We are currently in the beta testing phase of the WarpSpeed Taxi application.

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

United States Joint Venture

On March 15, 2022, we entered into an agreement with a United States-based joint venture partner (the “JV Partner”) whereby we will form a U.S. corporation (the “Corporation”) for the purpose of operating a ride-hailing and delivery business using our WarpSpeed Taxi computer application (the “Application”). The agreement provided that we will be responsible for licensing the Application to the Company and making any modifications to the Application that are necessary in order to customize it for operation in U.S. markets. The JV Partner will be responsible for operating the Company’s business, including, retaining all employees and independent contractors necessary to commence and continue business operations, handling customer service queries, complying with all applicable regulations and legal requirements, and handling all legal and accounting matters. We will have a 51% equity interest in the Corporation and our JV Partner will have a 49% interest. We will also receive an application licensing fee equal to 2.5% of all gross revenues that the Corporation generates, as well as a monthly fee (i.e., the greater of $5,000 or 2.5% of each month’s sales) payable on the Corporation’s commencement of revenue-generating operations.

On July 7, 2022, we amended our agreement with the JV Partner to extend two payment deadlines by three months each. As a result of the amendment, the JV Partner must pay $1,000,000 (i.e., $20,000 upon execution of the agreement (paid), an additional $250,000 by October 31, 2022, and the balance by January 31, 2023).

The agreement contemplates that the Corporation shall initially commence operations in Nevada and subsequently expand its business to other United States cities in all 50 states.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is 2261 Rosanna Drive, Las Vegas, NV 89117, which our director provides to us free of charge.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock trade on the OTC Markets Pink Sheets under the symbol “WRPT”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The market for our common stock maybe illiquid and investors may not be able to sell their shares.

As of September 12, 2022, there were approximately 57 registered owners of record of our common stock. During the fiscal quarters subsequent to the date that our common stock first traded through the OTC Markets Pink Sheets (i.e., January 12, 2022), the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
January 12, 2022 to January 30, 2022	$1.38	$1.25
February 1, 2022 to April 30, 2022	$1.84	$0.51
May 1, 2022 to July 31, 2022	$0.61	$0.0201

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

Results of Operations for Fiscal 2022

From August 1, 2021 to our fiscal year end of July 31, 2022, we did not earn any revenue. During the fiscal year ended July 31, 2022, we incurred net loss of $382,303 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2022, our current assets consisted of $13,093 in cash and $15,000 in prepayments and deposits and our total liabilities were $138,840. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2022, net cash flow used in operating activities was $555,056 consisting of our net loss of $382,303, which was offset by prepayments and deposits of $20,000, adjusted for accounts payable of $57,247 and the cancellation of a note payable of $250,000.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2022, we used $14,044 in investment activities consisting of a software development costs relating to the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal year ended July 31, 2022, cash provided from financing activities was $565,000.

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

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data (PCAOB 50909)

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Warpspeed Taxi Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Warpspeed Taxi Inc and the related statements of income, stockholders equity and cash flows for the years ending July 31, 2022 and the period (inception) November 18, 2020 - July 31, 2021. In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022 and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion.

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

Going concern matter.s

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has no revenues, has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical audit matters.

The auditor has determined that there are no critical audit matters to report.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

/s/ Jack Shama, CPA

Jack Shama, CPA

September 13, 2022

I have served as the company’s auditor since January 2021.

WARPSPEED TAXI INC.

AUDITED BALANCE SHEET

	July 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	13,093	17,194
Prepayment & deposits	15,000	35,000
Total current assets:	28,093	52,194
Fixed assets:
Software	318,179	304,134
Total Fixed assets:	318,179	304,134

Total Assets:	346,272	356,328

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	138,840	81,593
Total current liabilities:	138,840	81,593

Long term liabilities:
Notes payable	-	250,000
Total long term liabilities:	-	250,000

Total Liabilities:	138,840	331,593

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 239,370,000 issued and outstanding as of July 31, 2022, 242,040,000 issued and outstanding as of July 31, 2021, respectively.	23,937	24,204
Additional paid in capital	585,963	20,696
Accumulated deficit	(402,468)	(20,165)
Total Stockholder’s Equity:	207,432	24,735

Total Liabilities and Stockholder’s Equity:	346,272	356,328

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31,
	2022	2021
	$	$
Expenses:
General and administrative	382,303	20,165
Net Loss:	(382,303)	(20,165)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	239,370,000	242,040,000

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2022 and 2021

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, November 18, 2020	-	-	-	-	-
Issuance of common stock	242,040,000	24,204	20,696	-	44,900
Net Loss	-	-	-	(20,165)	(20,165)
Closing Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735

Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Issuance of common stock	23,330,000	2,333	562,667	-	565,000
Cancellation of common stock	(26,000,000)	(2,600)	2,600	-	-
Net Loss	-	-	-	(382,303)	(382,303)
Closing Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF CASH FLOWS

	For the year ended
	July 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss for the period	(382,303)	(20,165)
Change in operating assets and liabilities:
Prepayment & deposits	20,000	(35,000)
Accounts payable and accrued liabilities	57,247	81,593
Notes payable	(250,000)	250,000
Net cash used in operating activities:	(555,056)	276,428

Cash flows from investing activities:
Intangible assets	-	(300,000)
Software development	(14,045)	(4,134)
Net cash used in investing activities:	(14,045)	(304,134)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cancellations	(267)	-
Additional paid in capital	565,267	44,900
Net cash used in financing activities:	565,000	44,900

Change in cash	(4,102)	17,194

Cash – beginning of period	17,194	-

Cash – end of period	13,093	17,194

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAX INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ending on July 31, 2022, and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in a net loss for the year-ended July 31, 2022, of $382,303, operating cash outflows for the year-ended July 31, 2022, of $555,056 and an accumulated deficit of $402,468 as of July 31, 2022. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2022, the Company had $13,093 in cash (July 31, 2021 - $17,194).

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since August 1, 2021, to July 31, 2022, the Company has generated no revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2021 through July 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”) but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. The amendment is effective for public entities for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

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

As of July 31, 2022, the Company has recorded intangible assets related to software of $318,179 (July 31, 2021 - $304,134). Upon completion, the software will have an estimated useful life of three years.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended July 31, 2021, the Company issued 242,040,000 shares of common stock for total cash proceeds of $44,900.

During the year ended July 31, 2022, the Company issued 23,330,000 shares of common stock to six shareholders for total cash proceeds of $565,000. The Company also cancelled 26,000,000 shares of common stock for no monetary amount.

On July 31, 2022, there were no issued and outstanding stock options or warrants.

6. RELATED PARTY TRANSACTIONS

During the year-ended July 31, 2021, the Company received $10,250 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

During the year-ended July 31, 2022, the Company did not have any new related party transactions.

7. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2022, the Company had net operating loss carry forwards of approximately $1,150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022.  All tax years since inception remains open for examination by taxing authorities.

8. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2022 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	37	President, C.E.O., C.F.O., Secretary and director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director, and also holds those positions with our parent company, Limitless Projects Inc. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2022, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo	2022	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director
Mohammed Irfan Rafimiya Kazi Former President, CEO, and director	2022 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Kateryna Malenko Former CFO and Secretary	2022 2021	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 12, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	Of Class
Common Stock	Daniel Okelo	Nil	0.00%
	President, C.E.O., C.F.O. and director
	2261 Rosanna Drive Las Vegas, NV 89117

Common Stock	Kateryna Malenko	100,000,000	41.32%
	9436 W. Lake Mead Blvd., Ste. 5-53
	Las Vegas, NV 89134-8340

Common Stock	Limitless Projects Inc.[1]	115,000,000	48.04%
	9436 W. Lake Mead Blvd., Ste. 5-53	shares
	Las Vegas, NV 89134-8340

Common Stock	All Officers and Directors	115,000,000	48.04%
	as a group that consists of one person[1]	shares

1 Mr. Daniel Okelo is the sole director and officer of Limitless Projects Inc. and has authority to vote our shares that Limitless Projects Inc. owns. Accordingly, we have included the shares that Limitless Projects Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

The percent of class is based on 239,370,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 27, 2021, we offered and sold 100,000,000 shares of common stock to Kateryna Malenko who acted as one of our directors and officers at the time. We sold these shares to Ms. Malenko at a price of $0.0001 per share for aggregate proceeds of $10,000.

Otherwise, during the period from August 1, 2021 to July 31, 2022, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2022 was $2,000.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Our principal accountant has billed us $1,750 for the review of our quarterly report filings on Form 10-Q for the last fiscal year of our Company.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	By-Laws*
10.1	Asset Purchase Agreement*
31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
99.1	Subscription Agreement*

* filed as an exhibit to our registration statement on Form S-1 dated January 28, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: September 12, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: September 12, 2022