Form 10-Q
period 2023-01-31
WARPSPEED TAXI INC.
filed 2023-03-14
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

239,370,000 shares of common stock are issued and outstanding as of March 13, 2023.

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

The results of operations for the three and six months ended January 31, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

As of January 31, 2023 and July 31, 2022

	January 31,	July 31,
	2023	2022
	$	$

Current assets:
Cash	305	13,093
Prepayment & deposits	15,000	15,000
Total current assets:	15,305	28,093
Fixed assets:
Software	192,456	318,179
Total Fixed assets:	192,456	318,179

Total Assets:	207,761	346,272

Current liabilities:
Accounts payable and accrued liabilities	18,646	138,840
Total current liabilities:	18,646	138,840

Total Liabilities:	18,646	138,840

Common stock: $0.0001 par value, 500,000,000 authorized, 239,370,000 issued and outstanding as of January 31, 2023, and 242,040,000 as of July 31, 2022, respectively.	23,937	23,937
Additional paid in capital	585,963	585,963
Accumulated deficit	(420,785)	(402,468)
Total Stockholder’s Equity:	189,115	207,432

Total Liabilities and Stockholder’s Equity:	207,761	346,272

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the three month period ended		For the six month ended
	January 31,		January 31,
	2023	2022	2023	2022
	$	$	$	$
Expenses:
General and administrative	10,614	72,977	18,317	108,316
Net Loss:	(10,614)	(72,977)	(18,317)	(108,316)

Net loss per share – basic and diluted	-0.00	-0.00	-0.00	-0.00

Weighted average shares outstanding – basic and diluted	239,370,000	239,290,000	239,370,000	239,290,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the six month period ended January 31, 2023 and 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Common Stock issued for Cash	23,250,000	2,325	462,675		465,000
Cancellation of Shares	(26,000,000)				-
Net Loss	-	-	-	(108,316)	(108,316)
Closing Balance, January 31, 2022	239,290,000	26,529	483,371	(128,481)	381,419

Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	-	-	-		-
Net Loss	-	-	-	(18,317)	(18,317)
Closing Balance, January 31, 2023	239,370,000	23,937	585,963	(420,785)	189,115

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

	For the six months ended	For the six months ended
	January 31,	January 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(18,317)	(108,316)
Change in operating assets and liabilities:
Prepayment & deposits	-	20,000
Accounts payable and accrued liabilities	(120,194)	(65,353)
Notes payable	-	(250,000)
Net cash used in operating activities:	(138,511)	(403,669)

Cash flows from investing activities:
Software development	125,723	(11,017)
Net cash used in investing activities:	125,723	(11,017)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	465,000
Net cash used in financing activities:	-	465,000

Change in cash	(12,788)	50,314

Cash – beginning of period	13,093	17,194

Cash – end of period	305	67,508

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

January 31, 2023, and 2021

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception resulting in an accumulated deficit of $420,785 as of January 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2022, audited financial statements. Operating results for the six-month ended January 31, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2023.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2022.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There has been no stock activity during the six months ended January 31, 2023 and 2022.

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

WarpSpeed Taxi Application

We were involved in the development of a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”.

On September 6, 2022, we entered into a debt settlement agreement with Global Corporate Structural Services Inc. (“GCSS”), a private company that has provided us with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the debt settlement agreement, we acknowledged that we owed $135,431 to GCSS for its services as of July 31, 2022.

On September 15, 2022, we entered into a final settlement agreement with GCSS whereby we have agreed to transfer our 100% interest in the WarpSpeed Taxi application to GCSS in full and final satisfaction of the debt owed to GCSS and any other claims that GCSS has against us. However, we will retain a license for the sole and exclusive use of the WarpSpeed Taxi application in the United States.

During the quarter ended January 31, 2023, we announced that we have completed beta testing of the WarpSpeed Taxi application and intend to launch the application in the United States once we raise funding to do so.

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

Pinnacle DSB

We are also in the process of developing commercial software that it will employ in order to establish distribution centers in rural areas around the world. Using an automated inventory and product delivery system that it develops in-house or through third-party designers, we intend to provide rural businesses with an alternative means of accessing consumer goods that it hopes will be more efficient and cost-effective than existing supply chain options.

This project will include the creation of a large distribution center in a major city. The local shop owners will be provided with a locked tablet in order to access real-time inventory data to place purchase orders at competitive prices. Logistics will be implemented for a weekly delivery system to deliver ordered products.

The design and launch of Pinnacle DSB is subject to us obtaining the necessary funding.

Results of Operations for the Six months Ended January 31, 2023 and 2022

Our net loss for the six-month period ended January 31, 2023 and 2022 was $18,317 and $108,316, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2023, our current assets were $15,305 compared to $28,093 at July 31, 2022. The decrease in current assets in the current fiscal year is due to use of our cash for ordinary business expenses and reduction in accounts payable owed to vendors.

As at January 31, 2023, our current liabilities were $18,646 compared to $138,840 at July 31, 2022. Current liabilities at January 31, 2023 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased in the first quarter of the 2022 fiscal as compared to the July 31, 2022 year end due to a reduction in accounts payable from a cancellation of an agreement with a specific vendor relating to specific software development.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2023, net cash flows used in operating activities were $138,511 consisting of a net loss of $18,317, which was offset by $108,316 of accounts payable. This compares to net cash flows provided from operating activities of $403,669 consisting of a net loss of $108,316, plus prepayments and deposits of $20,000, payments on our accounts payable and accrued liabilities of $65,353, and the cancellation of our note payable of $250,000.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2023 and 2022, our cash flows provided from investing activities were $125,723 compared to cash flows used in investing activities of $11,017, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $Nil in the six-month period ended January 31, 2023 as compared to $465,000 during the six-month period ended January 31, 2022 relating to our sale of 10,200,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 13, 2023
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director