Form 10-Q
period 2023-04-30
WARPSPEED TAXI INC.
filed 2023-06-20
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

239,590,000 shares of common stock are issued and outstanding as of June 20, 2023.

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

The results of operations for the three months ended April 30, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

As of April 30, 2023 and July 31, 2022

	April 30,	July 31,
	2023	2022
	$	$

Current assets:
Cash	3	13,093
Prepayment & deposits	15,000	15,000
Total current assets:	15,003	28,093
Fixed assets:
Software	199,956	318,179
Total Fixed assets:	199,956	318,179

Total Assets:	214,959	346,272

Current liabilities:
Accounts payable and accrued liabilities	32,314	138,840
Total current liabilities:	32,314	138,840

Total Liabilities:	32,314	138,840

Common stock: $0.0001 par value, 500,000,000 authorized, 239,590,000 issued and outstanding as of April 30, 2023, and 242,040,000 as of July 31, 2022, respectively.	23,959	23,937
Additional paid in capital	642,941	585,963
Accumulated deficit	(484,255)	(402,468)
Total Stockholder’s Equity:	182,645	207,432

Total Liabilities and Stockholder’s Equity:	214,959	346,272

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the three month period ended		For the nine month ended
	April 30,		April 30,
	2023	2022	2023	2022
	$	$	$	$
Expenses:
General and administrative	63,470	256,011	81,787	364,326
Net Loss:	(63,470)	(256,011)	(81,787)	(364,326)

Net loss per share – basic and diluted	-0.00	-0.00	-0.00	-0.00

Weighted average shares outstanding – basic and diluted	239,590,000	239,370,000	239,590,000	239,370,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the nine months period ended April 30, 2022 and April 30, 2023

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$

Opening Balance, July 31, 2021	242,040,000	24,204	-	(1,604)	22,496
Common Stock issued for Cash	23,330,000	2,333	20,696	-	20,800
Cancellation of Shares	(26,000,000)	-	-	(18,100)	(18,100)
Net Loss	-	-	-	-	(364,326)
Closing Balance, April 30, 2022	239,370,000	26,537	20,696	(19,704)	25,196

Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	220,000	22	56,978	-	57,000
Net Loss	-	-	-	(81,787)	(81,787)
Closing Balance, April 30, 2023	239,590,000	23,959	642,941	(484,255)	182,645

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

	For the nine months ended
	Apr-30
	2023	2022
	$	$

Cash flows from operating activities:
Net loss for the period	(81,787)	(364,326)
Change in operating assets and liabilities:
Prepayment & deposits	-	20,000
Accounts payable and accrued liabilities	(106,526)	34,566
Notes payable	-	(250,000)
Net cash used in operating activities:	(188,313)	(559,760)

Cash flows from investing activities:
Software development	118,223	(12,226)
Net cash used in investing activities:	118,223	(12,226)

Cash flows from financing activities:
Proceeds from issuance of common stock	22	(267)
Additional paid in capital	56,978	565,267
Net cash used in financing activities:	57,000	565,000

Change in cash	(13,090)	(6,987)

Cash – beginning of period	13,093	17,194

Cash – end of period	3	10,207

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

April 30, 2023, and 2022

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

On September 6, 2022, the Company entered into a settlement agreement with a private company that provided it with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the settlement agreement, the Company agreed to transfer out its interest in the WarpSpeed Taxi application to the private company in full and final satisfaction of the $135,431 owing to the private company. However, the Company will retain a license for the sole and exclusive use of the WarpSpeed Taxi application in the United States.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $484,255, as of April 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2022, audited financial statements. Operating results for the three-month ended April 30, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2023.

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

5. SUBSEQUENT EVENTS

Subsequent to the period ended April 30, 2023, the Company entered into a binding letter of intent with a joint venture partner whereby the Company will form a U.S. corporation for the purpose of operating a ride-hailing and delivery business using a computer application that the joint venture partner has developed. The agreement provides that the Company will be responsible for funding the operation and marketing of the business in the amount of $1.5 million and that the JV Partner will cause the owner of the computer application to transfer the assets comprising the ride-hailing and delivery business to the joint venture corporation. The joint venture partner will be responsible for operating the joint venture corporation’s business while both parties will oversee monthly budgets. Both parties will each own of a 50% interest in the joint venture corporation, though these interests may be diluted through additional financing.

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

Results of Operations for the Three months Ended April 30, 2023 and 2022

Our net loss for the three-month period ended April 30, 2023 and 2022 was $63,720 and $256,011, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2023, our current assets were $15,003, compared to $28,093 at July 31, 2022. The decrease in current assets in the current fiscal year is due to use of our cash for ordinary business expenses and reduction in accounts payable owed to vendors.

As at April 30, 2023, our current liabilities were $32,314, compared to $138,840 at July 31, 2022. Current liabilities at April 30, 2023 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased in the first quarter of the 2022 fiscal as compared to the July 31, 2022 year end due to a reduction in accounts payable from a cancellation of an agreement with a vendor relating to software development.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2023, net cash flows used in operating activities were $188,313, consisting of a net loss of $81,787, which was offset by ($106,526) of accounts payable. This compares to net cash flows provided from operating activities of $559,760 consisting of a net loss of $364,326 offset by an increase in accounts payable of $34,566 for the nine-month period ended April 30, 2022.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2023 and 2022, our cash flows provided from investing activities were $118,223 compared to cash flows used in investing activities of $12,226, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $57,000 in the three-month period ended April 30, 2023 as compared to $565,000 during the nine-month period ended April 30, 2022 relating to our sale of 10,200,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WarpSpeed Taxi Inc.

Dated: June 20, 2023	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director