Form 10-K
period 2023-07-31
WARPSPEED TAXI INC.
filed 2024-01-26
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-252505

WARPSPEED TAXI INC.

(Name of Registrant as Specified in Its Charter)

Wyoming

State or other jurisdiction of incorporation or organization

Shiriki House Office Community, 3rd Floor Westside Towers

Lower Kabete Road, Westlands Nairobi, Kenya

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

Number of common shares outstanding as of January 26, 2024  was 239,590,000.

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

The Company has completed the Beta Testing for the ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July 31.

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

The ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”. A ride-hailing service, also known as app-taxi, e-taxi, or a mobility service provider, is a service that, via websites and mobile apps, matches passengers with drivers of vehicles for hire that are not licensed taxi drivers. The computer application that we are developing is intended to provide travelers with convenient door-to-door transport that leverages smart mobility platforms to connect drivers with passengers and lets drivers use their personal vehicles. Ride-hailing, like a traditional taxi service, facilitates drivers providing rides to customers for a fee. However, ride-hailing offers additional capabilities, such as efficient pricing tools, matching platforms, rating systems, and food delivery.

We originally entered into an agreement dated December 20, 2020 to acquire the WarpSpeed Taxi application in its current phase of development from Limitless Projects Inc. (“Limitless”), a Wyoming corporation for total consideration of $300,000 payable in stages. However, on January 19, 2022, we entered into an agreement whereby we terminated our asset purchase and sale agreement given our inability to make a required payments pursuant to that agreement WarpSpeed Taxi has exclusive license for USA.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any interest in real property. Our mailing address is Shiriki House Office Community, 3rd Floor Westside Towers Lower Kabete Road, Westland’s Nairobi, Kenya.

Item 3. Legal Proceedings.

None.

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

As of September 12, 2022, there were approximately 57 registered owners of record of our common stock. During the fiscal quarters subsequent to the date that our common stock first traded through the OTC Markets Pink Sheets (i.e., January 12, 2022), the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
January 12, 2022 to January 30, 2022	$1.38	$1.25
February 1, 2022 to April 30, 2022	$1.84	$0.51
May 1, 2022 to July 31, 2022	$0.61	$0.02
August 1, 2022 to October 31, 2022	$0.03	$0.02
November 1, 2022 to January 30, 2023	$0.29	$0.02
February 1, 2023 to April 30, 2023	$0.30	$0.17
May 1, 2023 to July 31, 2023	$0.17	$0.07

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

Results of Operations for Fiscal 2023

From August 1, 2022 to our fiscal year end of July 31, 2023, we did not earn any revenue. During the fiscal Year Ended July 31, 2023, we incurred net loss of $84,412 consisting entirely of general and administrative fees.

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

Liquidity and Capital Resources

As of July 31, 2023, our current assets consisted of $16 in cash and $15,000 in prepayments and deposits and our total liabilities were $34,952. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal Year Ended July 31, 2023, net cash flow used in operating activities was $188,300 consisting of our net loss of $84,412 and accounts payable of $103,888.

Cash Flows from Investing Activities

For the fiscal Year Ended July 31, 2023, we used $118,223 in investment activities consisting of a software development costs relating to the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal Year Ended July 31, 2023, cash provided from financing activities was $57,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data (PCAOB 5968)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WARPSPEED TAXI, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Warpspeed Taxi, Inc (the ‘Company’) as of July 31, 2023, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $486,880 and net loss of $84,412. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Debt Settlement Agreement

During the year 2022 WarpSpeed Taxi Inc entered into an agreement with Global Corporate Structural Services Inc. for the development of a software Warpspeed Taxi Application and provision of marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application (the “Application”)

On September 15, 2022, Warpspeed Taxi, Inc has a balance of $135,430.95 on the application. Furthermore, the company entered into a debt settlement agreement In full and final satisfaction of the Debt and any other claims that GCSS has against WarpSpeed, the parties hereby agree that WarpSpeed shall transfer its 100% interest in the Application to GCSS with the exception that WarpSpeed shall retain a license (the “License”) for the sole and exclusive use of the Application in the United States Due to the complexity of the transaction we determined to communicate it as a critical audit matter.

The primary procedures we performed include.

We reviewed and challenged the reasonableness of key management assumptions used for the estimate.

We reviewed the debt settlements agreement between Warpspeed and GCSS

We circularized the vendor GCSS to obtain confirmation of the account balances.

We performed data integrity check including accuracy of sample journal entries by checking them to approved supporting documents.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

January 26, 2024

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

As of July 31, 2023 and July 31, 2022

	July 31,	July 31,
	2023	2022
	$	$
ASSETS

Current assets:
Cash	16	13,093
Prepayment & deposits	15,000	15,000
Total current assets:	15,016	28,093
Fixed assets:
Software	199,956	318,179
Total Fixed assets:	199,956	318,179

Total Assets:	214,972	346,272

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	34,952	138,840
Total current liabilities:	34,952	138,840

Total Liabilities:	34,952	138,840

Common stock: $0.0001 par value, 500,000,000 authorized, 239,590,000 issued and outstanding as of July 31, 2023, and 239,370,000 as of July 31, 2022, respectively.	23,959	23,937
Additional paid in capital	642,941	585,963
Accumulated deficit	(486,880)	(402,468)
Total Stockholder’s Equity:	180,020	207,432

Total Liabilities and Stockholder’s Equity:	214,972	346,272

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31,
	2022	2023
	$	$
Expenses:
General and administrative	382,303	84,412
Net Loss:	(382,303)	(84,412)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	239,370,000	239,590,000

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2023, and 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	242,040,000	24,204	-	(1,604)	22,496
Common Stock issued for Cash	23,330,000	2,333	20,696	-	20,800
Cancellation of Shares	(26,000,000)	-	-	(18,100)	(18,100)
Net Loss	-	-	-	-	(382,303)
Closing Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432

Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	220,000	22	56,978	-	57,000
Net Loss	-	-	-	(84,412)	(84,412)
Closing Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

	For the year ended
	July 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(84,412)	(382,303)
Change in operating assets and liabilities:
Prepayment & deposits	-	20,000
Accounts payable and accrued liabilities	(103,888)	57,247
Notes payable	-	(250,000)
Net cash used in operating activities:	(188,300)	(555,056)

Cash flows from investing activities:
Software development	118,223	(14,045)
Net cash used in investing activities:	118,223	(14,045)

Cash flows from financing activities:
Proceeds from issuance of common stock	22	(267)
Additional paid in capital	56,978	565,267
Net cash used in financing activities:	57,000	565,000

Change in cash	(13,077)	(4,102)

Cash – beginning of period	13,093	17,194

Cash – end of period	16	13,093

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

WARPSPEED TAX INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ending on July 31, 2023, and 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in a net loss for the year-ended July 31, 2023, of $84,412, operating cash outflows for the year-ended July 31, 2023, of $188,300 and an accumulated deficit of $486,880 as of July 31, 2023. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2023, the Company had $16 in cash (July 31, 2022 - $13,093).

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since August 1, 2022, to July 31, 2023, the Company has generated no revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2021 through July 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2023, the Company has recorded intangible assets related to software of $199,956 (July 31, 2022 - $318,179). Upon completion, the software will have an estimated useful life of three years.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the Year Ended July 31, 2023, the Company issued 23,330,000 shares of common stock to six shareholders for total cash proceeds of $565,000. The Company also cancelled 26,000,000 shares of common stock for no monetary amount.

During the Year Ended July 31, 2023, the Company issued 220,000 shares of common stock for total cash proceeds of $57,000.

On July 31, 2023, there were no issued and outstanding stock options or warrants.

6. RELATED PARTY TRANSACTIONS

During the year-ended July 31, 2022, the Company received $10,250 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

During the year-ended July 31, 2023, the Company did not have any new related party transactions.

7. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2023, the Company had net operating loss carry forwards of approximately $1,150 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023.  All tax years since inception remains open for examination by taxing authorities.

8. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2023 and were subject to material weaknesses.

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

1	Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2	Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	38	President, C.E.O., C.F.O., Secretary and director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal Year Ended July 31, 2023, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo
President, Chief Executive Officer, Chief Financial	2023	0	0	0	0	0	0	0	0
Officer, principal accounting officer and director	2022	0	0	0	0	0	0	0	0
Mohammed Irfan Rafimiya Kazi	2023	0	0	0	0	0	0	0	0
Former President, CEO, and director	2022	0	0	0	0	0	0	0	0
Kateryna Malenko	2023	0	0	0	0	0	0	0	0
Former CFO and Secretary	2022	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The percent of class is based on 239,570,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

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

Otherwise, during the period from August 1, 2021 to July 31, 2023, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal Year Ended July 31, 2023 and 2022 was $2,000.

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

Date: January 26, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: January 26, 2024