Form 10-Q
period 2023-10-31
WARPSPEED TAXI INC.
filed 2024-01-29
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

239,590,000 shares of common stock are issued and outstanding as of January 29, 2024.

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

As of July 31, 2023 and October 31, 2023

	October 31,	July 31,
	2023	2023
	$	$
Current assets:
Cash	6	16
Prepayment & deposits	15,000	15,000
Total current assets:	15,006	15,016
Fixed assets:
Software	206,706	199,956
Total Fixed assets:	206,706	199,956

Total Assets:	221,712	214,972

Current liabilities:
Accounts payable and accrued liabilities	46,924	34,952
Total current liabilities:	46,924	34,952

Total Liabilities:	46,924	34,952

Common stock: $0.0001 par value, 500,000,000 authorized, 239,590,000 issued and outstanding as of October 31, 2023 and July 31, 2023, respectively.	23,959	23,959
Additional paid in capital	642,941	642,941
Accumulated deficit	(492,112)	(486,880)
Total Stockholder’s Equity:	174,788	180,020

Total Liabilities and Stockholder’s Equity:	221,712	214,972

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the three months period ended
	October 31,
	2023	2022
	$	$
Expenses:
General and administrative	5,232	7,703
Net Loss:	(5,232)	(7,703)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	239,370,000	239,370,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the three month period ended October 31, 2023 and 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(7,703)	(7,703)
Closing Balance, October 31, 2022	239,370,000	23,937	585,963	(410,171)	199,729

Opening Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(5,232)	(5,232)
Closing Balance, October 31, 2023	239,590,000	23,959	642,941	(492,112)	174,788

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

	For the three months period ended
	October 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(5,232)	(7,703)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	11,972	(132,178)
Net cash used in operating activities:	6,740	(139,881)

Cash flows from investing activities:
Software development	(6,750)	127,306
Net cash used in investing activities:	(6,750)	127,306

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Net cash used in financing activities:	-	-

Change in cash	(10)	(12,575)

Cash – beginning of period	16	13,093

Cash – end of period	6	518

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

October 31, 2023, and 2022

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $492,112, as of October 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2023, audited financial statements. Operating results for the three-month ended October 31, 2023, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2024.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2023.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There has been no stock activity during the three months ended October 31, 2023 and 2022.

5. SUBSEQUENT EVENTS

Subsequent to the period ended October 31, 2023, the Company entered into a binding letter of intent with a joint venture partner whereby the Company will form a U.S. corporation for the purpose of operating a ride-hailing and delivery business using a computer application that the joint venture partner has developed. The agreement provides that the Company will be responsible for funding the operation and marketing of the business in the amount of $1.5 million and that the JV Partner will cause the owner of the computer application to transfer the assets comprising the ride-hailing and delivery business to the joint venture corporation. The joint venture partner will be responsible for operating the joint venture corporation’s business while both parties will oversee monthly budgets. Both parties will each own of a 50% interest in the joint venture corporation, though these interests may be diluted through additional financing.

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

On September 6, 2022, we entered into a debt settlement agreement with Global Corporate Structural Services Inc. (“GCSS”), a private company that has provided us with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the debt settlement agreement, we acknowledged that we owed $135,430.95 to GCSS for its services as of July 31, 2023.

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

Results of Operations for the Three months Ended October 31, 2023 and 2022

Our net loss for the three-month period ended October 31, 2023 and 2022 was $5,232 and $7,703, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2023, our current assets were $15,006, compared to $15,016 at July 31, 2023. The decrease in current assets in the current fiscal year is due to use of our cash for ordinary business expenses and reduction in accounts payable owed to vendors.

As at October 31, 2023, our current liabilities were $46,924, compared to $34,952 at July 31, 2023. Current liabilities at October 31, 2023 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased in the first quarter of the 2024 as compared to the July 31, 2023 year end

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2023, net cash flows used in operating activities were $6,740, consisting of a net loss of $5,232, which was offset by $11,972 increase of accounts payable. This compares to net cash flows used in operating activities of $(139,881) consisting of a net loss of $7,703 offset by accounts payable of ($132,178) for the three-month period ended October 31, 2023.

Cash Flows from Investing Activities

For the three-month period ended October 31, 2023 and 2022, our cash flows provided from investing activities were $(6,750) compared to cash flows used in investing activities of $127,306, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the three-month period ended October 31, 2023 as compared to $0 during the three-month period ended October 31, 2022 relating to our sale of 10,200,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 29, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: January 29, 2024