Form 10-K/A
period 2023-07-31
WARPSPEED TAXI INC.
filed 2024-02-01
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of WARPSPEED TAXI INC. (the “Company,” “we,” “us” or “our”) for the year ended July 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on January 26, 2024 (the “Original Filing”).

This Amendment is being filed to disclose the Headers and Footers on the financial table from Unaudited to Audited and minor date corrections.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and WARPSPEED TAXI INC. has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

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

BALANCE SHEET

(Audited)

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

STOCKHOLDER'S EQUITY

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

(The accompanying notes are an integral part of these Audited financial statements)

WARPSPEED TAXI INC.

STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31,
	2023	2022
	$	$
Expenses:
General and administrative	84,412	382,303
Net Loss:	(84,412)	(382,303)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	239,370,000	239,590,000

(The accompanying notes are an integral part of these Audited financial statements)

WARPSPEED TAXI INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2023, and 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	242,040,000	24,204	20,696	(20,165)	24,735
Common Stock issued for Cash	23,330,000	2,333	562,667		565,000
Cancellation of Shares	(26,000,000)	(2,600)	2,600		-
Net Loss	-	-	-	(382,303)	(382,303)
Closing Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432

Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	220,000	22	56,978		57,000
Net Loss		-	-	(84,412)	(84,412)
Closing Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020

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

For the years ending on July 31, 2023, and 2022

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	39	President, C.E.O., C.F.O., Secretary and director

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

Otherwise, during the period from August 1, 2022 to July 31, 2023, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

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

Date: February 1, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: February 1, 2024