Form 10-Q
period 2024-01-31
WARPSPEED TAXI INC.
filed 2024-03-11
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

239,590,000 shares of common stock are issued and outstanding as of February 25, 2024

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

The results of operations for the six months ended January 31, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

UNAUDITED BALANCE SHEET

As of July 31, 2023 and January 31, 2024

	(Unaudited) January 31,	(Audited) July 31,
	2024	2023
	$	$
Current assets:
Cash	16	16
Prepayment & deposits	15,000	15,000
Total current assets:	15,016	15,016
Fixed assets:
Software	220,205	199,956
Total Fixed assets:	220,205	199,956

Total Assets:	235,221	214,972

Current liabilities:
Accounts payable and accrued liabilities	65,357	34,952
Total current liabilities:	65,357	34,952

Total Liabilities:	65,357	34,952

Common stock: $0.0001 par value, 500,000,000 authorized, 239,590,000 issued and outstanding as of January 31, 2024 and July 31, 2023, respectively.	23,959	23,959
Additional paid in capital	642,941	642,941
Accumulated deficit	(497,036)	(486,880)
Total Stockholder’s Equity:	169,864	180,020

Total Liabilities and Stockholder’s Equity:	235,221	214,972

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the six months period ended		For the three months period ended
	January 31,		January 31,
	2024	2023	2024	2023
	$	$	$	$
Expenses:
General and administrative	10,156	18,317	4,923	10,614
Net Loss:	(10,156)	(18,317)	(4,923)	(10,614)

Net loss per share – basic and diluted	-0.00	-0.00	-0.01	-0.00

Weighted average shares outstanding – basic and diluted	239,370,000	239,370,000	585,963	239,370,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the six month period ended January 31, 2024 and 2023

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(18,317)	(18,317)
Closing Balance, January 31, 2023	239,370,000	23,937	585,963	(420,785)	189,115

Opening Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(10,156)	(10,156)
Closing Balance, January 31, 2024	239,590,000	23,959	642,941	(497,036)	169,864

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

UNAUDITED STATEMENT OF CASH FLOWS

	For the six months period ended
	January 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss for the period	(10,156)	(18,317)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	30,405	(120,194)
Net cash used in operating activities:	20,249	(138,511)

Cash flows from investing activities:
Software development	(20,249)	125,723
Net cash used in investing activities:	(20,249)	125,723

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Net cash used in financing activities:	-	-

Change in cash	0	(12,788)

Cash – beginning of period	16	13,093

Cash – end of period	16	305

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

Notes to the Interim Financial Statements

January 31, 2024, and 2023

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $497,036, as of January 31, 2024, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2023, audited financial statements. Operating results for the six-month ended January 31, 2024, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2024.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2023.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There has been no stock activity during the six months ended January 31, 2024, and 2023.

5. SUBSEQUENT EVENTS

There are no subsequent events.

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

Results of Operations for the Six months Ended January 31, 2024 and 2023

Our net loss for the six-month period ended January 31, 2024 and 2023 was $10,156 and $18,317, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2024, our current assets were $15,016, compared to $15,016 at July 31, 2023. There was no movement in the current assets during the six months period ended January 31, 2023.

As at January 31, 2024, our current liabilities were $65,357, compared to $34,952 at July 31, 2023. Current liabilities at January 31, 2024 were comprised entirely of accounts payable and accrued liabilities. During the second quarter of the fiscal year 2024, there was an observed escalation in current liabilities in comparison to the year-end on July 31, 2023. This increase primarily stems from a rise in accounts payable attributed to the maintenance expenditures associated with the software.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2024, net cash flows used in operating activities were $20,249, consisting of a net loss of $10,156, which was offset by $30,405 increase of accounts payable. This compares to net cash flows provided from operating activities of $138,511 consisting of a net loss of $18,317 offset by accounts payable of ($120,194) for the six-month period ended January 31, 2023.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2024 and 2023, our cash flows provided from investing activities were ($20,249) compared to cash flows used in investing activities of $125,723, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the six-month period ended January 31, 2024 as compared to $0 during the six-month period ended January 31, 2024.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2024, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2024. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2024, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

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

WarpSpeed Taxi Inc.

Dated: March 11, 2024	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director