Form 10-K
period 2024-07-31
WARPSPEED TAXI INC.
filed 2024-09-05
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-252505

WARPSPEED TAXI INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	85-3978107
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Shiriki House Office Community, 3rd Floor Westside Towers

Lower Kabete Road, Westlands Nairobi, Kenya 00100

(Address of principal executive offices) (Zip Code)

(702) 605-4080

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes   ☐ No

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 30, 2024, the last business day of the registrant’s most recently completed third fiscal quarter, was $9,976,000.

Number of common shares outstanding as of September 3, 2024 was 139,940,000.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2024 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

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

As of September 12, 2022, there were approximately 57 registered owners of record of our common stock. During the fiscal quarters subsequent to the date that our common stock first traded through the OTC Markets Pink Sheets (i.e., January 12, 2022), the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
August 29, 2023 to October 31, 2023	$0.11	$0.05
November 1, 2023 to January 31, 2024	$0.10	$0.05
February 1, 2024 to April 30, 2024	$0.51	$0.07
May 1, 2024 to July 31, 2024	$0.69	$0.05

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

Results of Operations for Fiscal 2024

From August 1, 2023 to our fiscal year end of July 31, 2024, we did not earn any revenue. During the fiscal Year Ended July 31, 2024, we incurred net loss of $129,123 consisting entirely of general and administrative fees.

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

Material Definitive Agreement with NextFind AI On June 18, 2024, WarpSpeed Taxi, Inc. entered into a Material Definitive Agreement with Shafiq Rahman and Syed Rahman, doing business as Arcgen Consultants under the commercial name NextFind AI. This agreement establishes the terms for a joint venture to focus on the development and distribution of AI-based products and services. As part of this agreement, WarpSpeed Taxi, Inc. has agreed to a corporate name change to NextFind AI, which will occur within 60 days after the completion of due diligence and the formal execution of the joint venture. Additionally, WarpSpeed will issue 15,000,000 shares to the principals of Arcgen and will take responsibility for funding the development efforts within this joint venture.

Loan Provided by Corporate Secretary: Subsequent to the year ended July 31, 2024, the Corporate Secretary, Richard Specht, provided a total of $3,700 to WarpSpeed Taxi, Inc. The loan is non-interest bearing and does not have fixed terms of repayment. As this transaction involves a company officer, it is considered a related party transaction.

Liquidity and Capital Resources

As of July 31, 2024, our current assets consisted of $39 in cash and $15,000 in prepayments and deposits and our total liabilities were $81,265. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended July 31, 2024, net cash flow used in operating activities was ($82,810) consisting of our net loss of ($129,123), which was offset by the non-cash portion of our accounts payable of $46,313.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2024, we used ($22,167) in investment activities consisting of a software development costs relating to the WarpSpeed Taxi computer application.

Cash Flows from Financing Activities

We have financed our operations exclusively through the sale of our common stock. For the fiscal Year Ended July 31, 2024, we did not engage in any financing activities.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WARPSPEED TAXI, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Warpspeed Taxi, Inc (the ‘Company’) as of July 31, 2024, and 2023 and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2024, and 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended July 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $623,586 and net loss of $136,706. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

PCAOB#: 5968

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

September 2, 2024

WARPSPEED TAXI INC.

BALANCE SHEET

(Audited)

	July 31, 2024	July 31, 2023
	$	$
ASSETS
Current assets:
Cash	39	16
Prepayment & deposits	15,000	15,000
Total current assets:	15,039	15,016

Fixed assets:
Software	212,311	185,311
Equipment	9,812	14,644
Total Fixed assets:	222,123	199,956

Total Assets:	237,162	214,972

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	81,265	34,952
Total current liabilities:	81,265	34,952

Total Liabilities:	81,265	34,952

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 139,940,000 and 239,590,000 issued and outstanding as of July 31, 2024 and July 31, 2023, respectively.	13,994	23,959
Additional paid in capital	757,906	642,941
Accumulated deficit	(616,003)	(486,880)
Total Stockholder’s Equity:	155,897	180,020

Total Liabilities and Stockholder’s Equity:	237,162	214,972

(The accompanying notes are an integral part of these audited condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2024	2023
	$	$
Expenses:
General and administrative	129,123	84,412
Net Loss:	(129,123)	(84,412)

Net loss per share - basic and diluted	0.00	0.00

Weighted average shares outstanding - basic and diluted	139,940,000	239,590,000

(The accompanying notes are an integral part of these audited condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2024 and 2023

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2022	239,370,000	23,937	585,963	(402,468)	207,432
Issuance of common stock	220,000	22	56,978	-	57,000
Net Loss	-	-	-	(84,412)	(84,412)
Closing Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020

Opening Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020
Common stock cancelled	(100,000,000)	(10,000)	10,000	-	-
Issuance of common stock	350,000	35	104,965	-	105,000
Net Loss	-	-	-	(129,123)	(129,123)
Closing Balance, July 31, 2024	139,940,000	13,994	757,906	616,003	155,897

(The accompanying notes are an integral part of these audited condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss for the period	(129,123)	(84,412)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	46,313	(103,888)
Net cash used in operating activities:	(82,810)	(188,300)

Cash flows from investing activities:
Software development	(22,167)	118,223
Net cash used in investing activities:	(22,167)	118,223

Cash flows from financing activities:
Proceeds from issuance of common stock	(9,965)	22
Additional paid in capital	114,965	56,978
Net cash used in financing activities:	105,000	57,000

Change in cash	23	(13,077)

Cash - beginning of period	16	13,093

Cash - end of period	39	16

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited condensed financial statements)

WARPSPEED TAXI INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ending July 31, 2024, and 2023

1. NATURE AND CONTINUANCE OF OPERATIONS

WarpSpeed Taxi Inc. (the “Company”) was incorporated in the state of Wyoming on November 18, 2020 (“Inception”). The Company is a development stage company that is currently developing a ride-hailing and food delivery computer and mobile device application known as “WarpSpeed Taxi”. The Company’s fiscal year-end is July 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in a net loss for the year-ended July 31, 2024, of ($129,123), operating cash outflows for the year-ended, July 31, 2024 of ($82,810) and an accumulated deficit of ($616,003) as of July 31, 2024. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2024, the Company had $39 in cash (July 31, 2023 - $16).

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

These tiers include:

Level 1:Defined as observable inputs such as quoted prices in active markets;

Level 2:Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3:Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since August 1, 2023, to July 31, 2024, the Company has generated no revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2023 through July 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of July 31, 2024, the Company has recorded intangible assets related to software of $212,311 (July 31, 2023 - $185,311). Upon completion, the software will have an estimated useful life of three years.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the Year Ended July 31, 2023, the Company issued 220,000 shares of common stock for total cash proceeds of $57,000.

During the Year Ended July 31, 2024, the Company issued 350,000 shares of common stock to one shareholder for a net value of $105,000. The Company also cancelled 100,000,000 shares of common stock for no monetary amount.

On July 31, 2024, there were no issued and outstanding stock options or warrants.

6. RELATED PARTY TRANSACTIONS

During the year-ended July 31, 2022, the Company received $10,250 from a company affiliated with the Company. This advance is unsecured, non-interest bearing, and has no fixed terms of repayment.

During the year-ended July 31, 2024, the Company did not have any new related party transactions.

7. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2024, the Company had net operating loss carry forwards of approximately $31,706 that may be available to reduce future years’ taxable income in varying amounts through 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024. All tax years since inception remain open for examination by taxing authorities.

8. SUBSEQUENT EVENTS

Due Diligence Extension Agreement On August 15, 2024, WarpSpeed Taxi, Inc. and NextFind.ai mutually agreed to extend the due diligence period for their ongoing transaction. Initially scheduled to conclude on August 15, 2024, the due diligence period has been extended to September 30, 2024. This extension was necessitated by the Caveat Emptor designation placed on WarpSpeed by the exchange. If this designation is not lifted within the extended period, the agreement will automatically terminate without further expectation for extensions.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2024, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2024. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of  and were subject to material weaknesses.

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

1Failing to have an audit committee or other independent committee that is independent of management to    assess internal control over financial reporting; and

2Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2024, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	38	President, C.E.O., C.F.O. and Director
Richard Specht	42	Secretary

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

Richard Specht, 42, has over 20 years of experience in private and public markets, including management and investment roles. He has owned and operated businesses across various sectors, including retail and home services. Mr. Specht has also served as a corporate secretary at multiple companies. His diverse background equips him to support transparency and compliance in his role as Corporate Secretary of WarpSpeed Taxi Inc. (WRPT).

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal Year Ended July 31, 2024, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Richard Specht Secretary	2024	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2024, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Daniel Okelo President, C.E.O., C.F.O. and director 2261 Rosanna Drive Las Vegas, NV 89117	40,000 shares	0.00%

Common Stock	Limitless Projects Inc.(1) 9436 W. Lake Mead Blvd., Ste. 5-53 Las Vegas, NV 89134-8340	115,000,000 shares	82.2%

Common Stock	All Officers and Directors as a group that consists of one person1	115,040,000 shares	83.2%

1.Mr. Daniel Okelo is the sole director and officer of Limitless Projects Inc. and has authority to vote our shares that Limitless Projects Inc. owns. Accordingly, we have included the shares that Limitless Projects Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

The percent of class is based on 139,940,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

None of the above shareholders have any right to acquire additional shares of common stock in the capital of the Company. There are no arrangements that may result in our change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Otherwise, during the period from August 1, 2021 to July 31, 2024, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statement for the fiscal year ended July 31, 2024 and 2023 was $2,000.

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

Date:  September 4, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: September 4, 2024