Form 10-K/A
period 2024-07-31
WARPSPEED TAXI INC.
filed 2024-10-09
CIK 1842138

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 30, 2024, the last business day of the registrant’s most recently completed third fiscal quarter, was $8,101,500.

Number of common shares outstanding as of October 9, 2024 was 139,940,000.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of WARPSPEED TAXI INC. (the “Company,” “we,” “us,” or “our”) for the year ended July 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on September 5, 2024 (the “Original Filing”).

This Amendment is being filed to disclose updated Item 1, Item 5, Item 7, Item 9, Item 10, Item 12, Item 13 and Item 14.

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

Item 1. Business.

General Development of Business

We were incorporated on November 18, 2020 under the laws of the State of Wyoming. Our year end is July 31.

WarpSpeed Taxi Computer Application

As of the date of this Annual Report, our principal asset is an interest in the WarpSpeed Taxi computer application. We entered into an asset purchase agreement with Limitless Projects Inc. dated December 20, 2020 to acquire the WarpSpeed Taxi computer and mobile device application for cash payments totaling $50,000, plus the issuance of a promissory note for $250,000 that is payable on demand any time after December 31, 2023. The note incurred simple interest at a rate of 5% per annum and was unsecured.  On January 19, 2020, we entered into a termination agreement with Limitless Projects Inc. whereby it reimbursed the cash payment that we made to it and our parent company, Cyber Apps World Inc., transferred 115,000,000 shares of our common stock to Limitless. As a result of the agreement, Limitless’ sole director, Daniel Okelo, became our sole director.

On September 6, 2022, we entered into a settlement agreement with a private company that provided us with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the settlement agreement, we agreed to transfer our interest in the WarpSpeed Taxi application to the private company in full and final satisfaction of the $135,431 owing to it. However, we retain a license for the sole and exclusive use of the WarpSpeed Taxi application in the United States. To date, we have completed beta testing of the application, but have not commenced commercial operation of the application.

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

We anticipate that the WarpSpeedTaxi application will allow customers to hire a standard and luxury motor vehicles via a smartphone or personal computer for both one-way and round-trips with the price based on the distance travelled and the current level of demand for vehicles. In addition to transporting passengers, the application may also be used for deliveries of goods from restaurants, grocery stores, and other businesses that typically utilize local vehicle courier services.

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

PinnacleDSB

In January 2023, we announced our intention to pursue the PinnacleDSB project, which would involve the development of t commercial software that we would employ to establish large distribution centers in major cities that are surrounded by towns and villages in rural areas around the world. A large percentage of the world population lives in rural areas in non-Western countries where most consumers purchase goods through local shops. Local shop owners have traditionally purchased their inventory from wholesalers located in nearby major cities. Using PinnacleDSB’s automated inventory and product delivery system, our intention is to provide rural businesses with an alternative means of accessing consumer goods that will be more efficient, reliable, and cost-effective than existence supply chain options. We would provide local shop owners with a secure tablet in order to access real-time inventory data that would enable them to place purchase orders at competitive prices. Our intention is to implement logistics for a weekly delivery system to local shops.

To date, we have prepared and disseminated a business plan relating to the PinnacleDSB project, but we have not secured the financing necessary to proceed it. We intend to proceed with the business once we have secured financing of approximately $1,000,000. There is no guarantee that we will be able to obtain the funding necessary to pursue and complete this project.

NextFind AI

On June 18, 2024, we entered into an agreement with Arcgen Consultants, a partnership formed pursuant to the laws of India operating under the name NextFind AI (“NextFind AI”), to establish a joint venture that will focus on the marketing and development of various artificial intelligence and machine learning technologies. To date, NextFind AI has focused on artificial intelligence projects relating to the identification of economic mineralization on exploration properties and applications to aid with medical patient care.

The agreement with NextFind AI provided that we would form a subsidiary corporation that would operate a joint venture focused on research and development, marketing, sales, and operational activities as its management determines with a focus on:

-the development of artificial intelligence and machine learning technologies;

-marketing and sales of AI-based products and services; and

-operational activities to support the development and distribution of AI technologies.

The agreement contemplates that we would be responsible for funding the development of these technologies and NextFind AI would be primarily responsible for providing its expertise to develop AI-based products and services. The anticipated costs of operating the joint venture are $5.2 million with an initial $250,000 required to establish an initial facility for the joint venture and to assemble a team of product and service developers.

In consideration, of NextFind AI’s participation in the joint venture, we would issue 15,000,000 shares of restricted common stock in our capital to the principals of NextFind AI. The agreement provided for an initial 60-day mutual due diligence period, which has been been extended to October 31, 2024. Following the due diligence period, the parties intend to negotiate a formal, binding agreement regarding the joint venture. There is no guarantee that a formal agreement with be executed.

If we are able to execute a formal agreement with NextFind AI, of which there is no guarantee, our intention is to initially collaborate with NextFind AI to create a database of mineral property exploration targets worldwide. We would then use NextFind AI’s autonomous data quality and anomaly detection tool to attempt to locate economic mineral deposits of important precious and critical minerals. It implements a more rapid, efficient, and cost-effective exploration methodology than conventional techniques, drastically reducing routine analysis and data collection by geologists and scientists.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Currently, our only identifiable cybersecurity risk relates to the operation of our website. Management is tasked with assessing, identifying, and managing material risks from cybersecurity threats. Additionally, our website is hosted by Hostinger, a Lithuanian-based private company.

Hostinger follows the latest security industry standards and best security practices to protect our servers, ensure information security, and comply with all applicable laws and regulations, such as the General Data Protection Regulation. Safeguards include continuous server monitoring, server and infrastructure security configuration consistently applied across all servers, firewall protection, anti-malware protection, a dedicated internal security team, applied Open Worldwide Application Security Project secure coding practices, and regular data backups.

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

As of September 19, 2024, there were approximately 63 registered owners of record of our common stock. During the fiscal quarters subsequent to the date that our common stock first traded through the OTC Markets Pink Sheets (i.e., January 12, 2022), the high and low trading prices as reported by Yahoo Finance were as follows:

Period	High	Low
August 1, 2022 to October 31, 2022	$0.035	$0.02
November 1, 2022 to January 31, 2023	$0.293	$0.0201
February 1, 2023 to April 30, 2023	$0.2939	$0.165
May 1, 2023 to July 31, 2023	$0.165	$0.07
August 1, 2023 to October 31, 2023	$0.11	$0.05
November 1, 2023 to January 31, 2024	$0.10	$0.0075
February 1, 2024 to April 30, 2024	$0.54	$0.065
May 1, 2024 to July 31, 2024	$0.91	$0.05

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

9

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2024 and were subject to material weaknesses.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	39	President, C.E.O., C.F.O. and Director
Richard Specht	42	Secretary

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

Richard Specht, 42, has over 20 years of experience in private and public markets, including management and investment roles. He has owned and operated businesses across various sectors, including retail and home services. Mr. Specht has also served as a corporate secretary at multiple companies. His diverse background equips him to support transparency and compliance in his role as our Corporate Secretary.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

Richard Specht Secretary	2024	0	0	0	0	0	0	0	0

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Daniel Okelo President, C.E.O., C.F.O. and director 2261 Rosanna Drive Las Vegas, NV 89117	40,000 shares	0.00%

Common Stock	Limitless Projects Inc.(1) 9436 W. Lake Mead Blvd., Ste. 5-53 Las Vegas, NV 89134-8340	115,000,000 shares	82.2%

Common Stock	All Officers and Directors as a group that consists of one person1	115,040,000 shares	82.2%

Common Stock	Salim Rahim Punja Rana East Riverside Estate, 04 Marot Crt, Kangundo Rd Utwala, Nairobi. Kenya 00100	11,000,000 shares	7.86%

Common Stock	Topline Holdings Inc(2) 220 Uccello Dr Las Vegas, NV 89138	10,271,000 shares	7.34%

1.Mr. Daniel Okelo is the sole director and officer of Limitless Projects Inc. and has authority to vote our shares that Limitless Projects Inc. owns. Accordingly, we have included the shares that Limitless Projects Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

2.Stacey Fling is the sole director and officer of Topline Holdings Inc.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from August 1, 2023 to July 31, 2024, and the period since our most recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal years ended July 31, 2024 and 2023 was $2,000 per year.

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

Our principal accountant has billed us $1,750 for the review of our quarterly report filings on Form 10-Q for each of the last two fiscal years of our Company.

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

Date: October 9, 2024

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director

Date: October 9, 2024