Form 10-Q
period 2025-01-31
WARPSPEED TAXI INC.
filed 2025-03-12
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

139,940,000 shares of common stock are issued and outstanding as of March 6, 2025.

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

The results of operations for the six months ended January 31, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

BALANCE SHEET

(Unaudited)

	January 31, 2025	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	8	39
Prepayment & deposits	15,000	15,000
Total current assets:	15,008	15,039

Fixed assets:
Software	225,811	212,311
Equipment	9,812	9,812
Total Fixed assets:	235,623	222,123

Total Assets:	250,631	237,162

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	110,975	81,265
Total current liabilities:	110,975	81,265

Total Liabilities:	110,975	81,265

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 139,940,000 issued and outstanding as of January 31, 2025 and July 31, 2024, respectively.	13,994	13,994
Additional paid in capital	757,906	757,906
Accumulated deficit	(632,244)	(616,003)
Total Stockholder’s Equity:	139,656	155,897

Total Liabilities and Stockholder’s Equity:	250,631	237,162

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended January 31,		For the six months ended January 31,
	2025	2024	2025	2024
	$	$	$	$
Expenses:
General and administrative	4,172	4,923	16,241	10,156
Net Loss:	(4,172)	(4,923)	(16,241)	(10,156)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	139,940,000	239,590,000	139,940,000	239,590,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the six months period ended January 31, 2025 and 2024

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(10,156)	(10,156)
Closing Balance, January 31, 2024	239,590,000	23,959	642,941	(497,036)	169,864

Opening Balance, July 31, 2024	139,940,000	13,994	757,906	(616,003)	155,897
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(16,241)	(16,241)
Closing Balance, January 31, 2025	139,940,000	13,994	757,906	(632,244)	139,656

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended
	January 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(16,241)	(10,156)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	29,710	30,406
Net cash used in operating activities:	13,469	20,250

Cash flows from investing activities:
Software development	(13,500)	(20,249)
Net cash used in investing activities:	(13,500)	(20,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(31)	-

Cash - beginning of period	39	16

Cash - end of period	8	16

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

January 31, 2025, and 2024

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $632,244, as of January 31, 2025 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2024, audited financial statements. Operating results for the six-month ended January 31, 2025, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2024.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2024.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There has been no stock activity during the six months ended January 31, 2025 and 2024.

5. SUBSEQUENT EVENTS

None.

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

Results of Operations for the Six months ended January 31, 2025 and 2024

Our net loss for the six-month period ended January 31, 2025 and 2024 was $16,241 and $10,156, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2025, our current assets were $15,008, compared to $15,039 at July 31, 2024. The decrease in current assets in the current fiscal year is due to use of our cash for ordinary business expenses and reduction in accounts payable owed to vendors.

As at January 31, 2025, our current liabilities were $110,975, compared to $81,265 at July 31, 2024. Current liabilities at January 31, 2025 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased in the first quarter of the 2022 fiscal as compared to the July 31, 2024 year end due to a reduction in accounts payable from a cancellation of an agreement with a vendor relating to software development.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2025, net cash flows used in operating activities were $13,469, consisting of a net loss of $16,241, which was offset by $29,710 increase of accounts payable. This compares to net cash flows provided from operating activities of $20,250 consisting of a net loss of $10,156 offset by accounts payable of $30,406 for the six-month period ended January 31, 2024.

Cash Flows from Investing Activities

For the six-month period ended January 31, 2025 and 2024, our cash flows provided from investing activities were $13,500 compared to cash flows used in investing activities of $20,249, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the six-month period ended January 31, 2025 as compared to $0 during the six-month period ended  January 31, 2024.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2025, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2025. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2025, our internal control over financial reporting is not effective.

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

WarpSpeed Taxi Inc.

Dated: March 10, 2025	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director