Form 10-Q
period 2025-04-30
WARPSPEED TAXI INC.
filed 2025-06-23
CIK 1842138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-252505

WarpSpeed Taxi Inc.

(Exact name of registrant as specified in its charter)

Wyoming	85-3978107
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

199 East Pearl Avenue, Suite 103, Post Office Box 4430

Jackson, Wyoming 83001

(Address of principal executive offices) (Zip Code)

(307) 316-8780

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

As of June 16, 2025, the registrant had 139,940,000 shares of common stock issued and outstanding.

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

The results of operations for the six months ended April 30, 2025, are not necessarily indicative of the results for the entire fiscal year or for any other period.

WARPSPEED TAXI INC.

BALANCE SHEET

(Unaudited)

	April 30, 2025	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	8	39
Prepayment & deposits	15,000	15,000
Total current assets:	15,008	15,039

Fixed assets:
Software	232,561	212,311
Equipment	9,812	9,812
Total Fixed assets:	242,373	222,123

Total Assets:	257,381	237,162

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	121,802	81,265
Total current liabilities:	121,802	81,265

Total Liabilities:	121,802	81,265

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 139,940,000 issued and outstanding as of April 30, 2025 and July 31, 2024, respectively.	13,994	13,994
Additional paid in capital	757,906	757,906
Accumulated deficit	(636,322)	(616,003)
Total Stockholder’s Equity:	135,578	155,897

Total Liabilities and Stockholder’s Equity:	257,381	237,162

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the nine months ended April 30,		For the three months ended April 30,
	2025	2024	2025	2024
	$	$	$	$
Expenses:
General and administrative	20,319	13,013	4,078	2,857
Net Loss:	(20,319)	(13,013)	(4,078)	(2,857)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	139,940,000	239,590,000	139,940,000	239,590,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2025 and 2024

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2023	239,590,000	23,959	642,941	(486,880)	180,020
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(13,013)	(13,013)
Closing Balance, April 30, 2024	239,590,000	23,959	642,941	(499,893)	167,007

Opening Balance, July 31, 2024	139,940,000	13,994	757,906	(616,003)	155,897
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(20,319)	(20,319)
Closing Balance, April 30, 2025	139,940,000	13,994	757,906	(636,322)	135,578

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(20,319)	(13,013)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	40,538	40,020
Net cash used in operating activities:	20,219	27,008

Cash flows from investing activities:
Software development	(20,250)	(27,000)
Net cash used in investing activities:	(20,250)	(27,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Additional paid in capital	-	-
Net cash used in financing activities:	-	-

Change in cash	(31)	8

Cash - beginning of period	39	16

Cash - end of period	8	24

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

WARPSPEED TAXI INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2025, and 2024

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $636,322, as of April 30, 2025 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In order to remain in business, the Company will need to raise capital in the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. INTERIM REPORTING

The interim financial statements are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted (GAAP) in the United States of America for the interim information. Accordingly, the financial statements do not include all of the information and notes required by GAAP for the complete financial statements. While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s July 31, 2024, audited financial statements. Operating results for the nine-month ended April 30, 2025, are not necessarily indicative of the results that can be expected for the fiscal year ended July 31, 2024.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the period ended July 31, 2024.

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

There has been no stock activity during the nine months ended April 30, 2025 and 2024.

5. SUBSEQUENT EVENTS

On June 11, 2025, Ulixe One Corp., a Wyoming corporation (the “Purchaser”), entered into a stock purchase agreement (the “Purchase Agreement”) with three stockholders of the Company (collectively, the “Sellers”), pursuant to which the Purchaser agreed to acquire an aggregate of 125,040,000 shares of the Company’s common stock directly from the Sellers. The Company was not a party to the agreement. The transactions contemplated by the Purchase Agreement were consummated on June 13, 2025 (the “Closing”). As a result, the Purchaser acquired approximately 89% of the Company’s voting securities and obtained control of the Company.

In connection with the Closing, Daniel Okelo, who previously served as the sole director and executive officer of the Company, resigned from all positions, effective June 13, 2025. Effective the same date, the Company appointed Mario Manzo, Vito Di Somma, and Leonardo Prati Lucca Ardizzoni to the board of directors, and Vito Di Somma was appointed to serve as the Company’s President, Treasurer, and Secretary.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Other than the events described above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as set forth herein.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Background

We were incorporated on November 18, 2020 under the laws of the State of Wyoming.

We have been involved in the development of a ride-hailing and food delivery computer and mobile device application known as “WarpSpeedTaxi”.

On September 6, 2022, we entered into a debt settlement agreement with Global Corporate Structural Services Inc. (“GCSS”), a private company that has provided us with marketing, beta testing, cloning, and maintenance services in connection with the WarpSpeed Taxi computer application. Pursuant to the debt settlement agreement, we acknowledged that we owed $135,430.95 to GCSS for its services.

On September 15, 2022, we entered into a final settlement agreement with GCSS whereby we have agreed to transfer our 100% interest in the WarpSpeed Taxi application to GCSS in full and final satisfaction of the debt owed to GCSS and any other claims that GCSS has against us. However, we will retain a license for the sole and exclusive use of the WarpSpeed Taxi application in the United States.

Based on our business plan, our WarpSpeedTaxi application is designed to allow customers to hire a standard and luxury motor vehicles via a smartphone or personal computer for both one-way and round-trips with the price based on the distance travelled and the current level of demand for vehicles. In addition to transporting passengers, the application may also be used for deliveries of goods from restaurants, grocery stores, and other businesses that typically utilize local vehicle courier services.

Recent Developments

While the Company has been continuing its business operations regarding the WarpSpeed Taxi application, give its historical lack of profitability, recently it has also been actively evaluating changes to its business plan and considering strategic alternatives. Following such efforts and as previously reported, on June 11, 2025, Ulixe One Corp., a Wyoming corporation (the “Purchaser”), entered into a stock purchase agreement (the “Purchase Agreement”) with three stockholders (the “Sellers”) of the Company pursuant to which the Purchaser agreed to acquire an aggregate of 125,040,000 shares of the Company’s common stock, representing approximately 89% of the Company’s outstanding voting shares, directly from such Sellers (the “Sale Shares”). One of the Sellers was Mr. Daniel Okelo, the former President, Chief Executive Officer, Chief Financial Officer, principal accounting officer and director of the Company. The closing of the transactions contemplated by the Purchase Agreement was consummated on June 13, 2025 (the “Closing”). The Purchaser paid an aggregate of $475,000.00 in cash as consideration for the Sale Shares. Pursuant to the Purchase Agreement, effective upon the Closing, the sole director and executive officer of the Company resigned from all positions with the Company and new directors and officers were appointed in his place.

The Purchaser is a privately-held company owned by Ulixe Holding GmbH (“Ulixe”). Ulixe is affiliated with a group of companies operating from Italy and Switzerland under the Ulixe name (the “Ulixe Group”). Through the Ulixe Group, Ulixe is an IT consulting and services company specializing in custom software development, system integration, and digital transformation solutions for businesses. The Ulixe Group focuses on technologies like cloud, AI, and data analytics, serving clients across industries including finance, insurance, and public administration. Ulixe intends to explore strategic opportunities and pursue growth plans to expand its business into the United States and other markets through various transactions, including with the Company. At this juncture, no definitive plans, agreements or arrangements have been agreed upon by the Company and Ulixe or its affiliated entities in the Ulixe Group. Any such plans, agreements or arrangements are subject to the negotiation and execution of one or more definitive agreements and there can be no assurance that any such plans, agreements or arrangements will ultimately be reached by the parties.

Results of Operations for the Three and Nine Month Periods ended April 30, 2025 and 2024

Our net loss for the fiscal quarter ended April 30, 2025 and 2024 was $4,078 and $2,807, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue during such period.

Our net loss for the nine-month period ended April 30, 2025 and 2024 was $20,319 and $13,013, respectively, which consisted entirely of general and administrative fees. We did not generate any revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, our current assets were $15,008, compared to $15,039 at July 31, 2024. The decrease in current assets in the current fiscal year is due to use of our cash for ordinary business expenses and reduction in accounts payable owed to vendors.

As of April 30, 2025, our current liabilities were $121,802, compared to $81,265 at July 31, 2024. Current liabilities as of April 30, 2025 were comprised entirely of accounts payable and accrued liabilities. Current liabilities decreased during the nine months ended April 30, 2025 as compared to the July 31, 2024 year end due to a reduction in accounts payable from a cancellation of an agreement with a vendor relating to software development.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2025, net cash flows used in operating activities were $20,219, consisting of a net loss of $20,319, which was offset by $40,538 increase of accounts payable. This compares to net cash flows provided from operating activities of $27,008 consisting of a net loss of $13,013 offset by accounts payable of $40,020 for the nine-month period ended January 31, 2024.

Cash Flows from Investing Activities

For the nine-month period ended April 30, 2025 and 2024, our cash flows provided from investing activities were $20,250 compared to cash flows used in investing activities of $27,000, respectively, which consisted of software development.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the nine-month period ended April 30, 2025 as compared to $0 during the nine-month period ended January 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Treasurer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current principal executive and principal financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of April 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of April 30, 2025, our disclosure controls and procedures were not effective, because of material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

During the quarter ended April 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. CAL*	Inline XBRL Taxonomy Extension Schema Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARPSPEED TAXI INC.

Dated: June 23, 2025	By:	/s/ Vito Di Somma
	Name:	Vito Di Somma
	Title:	President and Treasurer